Form 10QSB
period 2002-09-30
STOCK MARKET SOLUTIONS INC
filed 2002-11-13
CIK 1171749

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from         to

      Commission file number: 005-78587

                          Stock Market Solutions, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Nevada                            88-0443110
         (State or other jurisdiction                (IRS Employer
        of incorporation or organization)         Identification Number)

                             1752 N.W. Third Terrace
                     Suite 118-c Fort Lauderdale, FL     33311
               (Address of Principal Executive Offices) (Zip Code)

                                  954-524-1452
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,000,000 as of September 30,
2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                       1

                         PART I - financial information

Item 1.  Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the
Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended
December 31, 2001, previously filed with the Commission.

     The accompanying notes are an integral part of these consolidated financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents

Notes to Financial Statements..........................................F-4 - F-8

                                       2

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                   September 30, 2002
                                                       (Unaudited)       December 31, 2001
                                                   -------------------   ----------------
Current Assets
Cash                                               $             38                378                                                                                                                      $
                                                   -------------------   ----------------
Total Current Assets                                             38                378

Other Assets
Website development cost, net of accumulated
   amortization of $250 and $0                                  950              1,200
                                                   -------------------   ----------------
Total Other Assets                                              950              1,200
                                                   -------------------   ----------------

Total Assets                                       $            988              1,578                                                                                                                      $
                                                   ===================   ================

                Liabilities and Stockholder's Equity (Deficiency)

Current Liabilities
Accounts payable                                   $          3,890                 -                                                                                                                     $
Due to Officer                                               27,300             25,050
                                                   -------------------   ----------------
Total Current Liabilities                                    31,190             25,050

Stockholder's Equity (Deficiency)
Common stock, par value $0.001, 50,000,000 shares
   authorized, 18,000,000 shares issued and outstanding      18,000             18,000
Deficit accumulated during development stage                (48,202)           (41,472)
                                                   -------------------   ----------------
Total Stockholders' Equity (Deficiency)                     (30,202)            23,472
                                                   -------------------   ----------------

Total Liabilities and Stockholder's
   Equity (Deficiency)                             $            988              1,578                                                                                                                      $
                                                   ===================   ================

          See accompanying notes to consolidated financial statements

                                       F-1

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       From
                               Three Months Ended September 30,  Nine Months Ended September 30,  January 22, 1999
                                                                                                    (Inception) to
                                     2002            2001            2002              2001     September 30, 2002
                                  -----------      ----------      ----------        ---------   -------------------

Operating Expenses
Legal                               $     183        $     -       $     183         $   23,000       $   26,274
Software impairment loss                    -              -              -                  -             6,000
Accounting                              1,890              -           5,890                 -             5,890
General and administrative                279             527            657              2,163            4,038
                                    ------------    -----------     ------------     -------------     ------------
Total Operating Expenses                2,352             527          6,730             25,163           42,202
                                    ------------    -----------     ------------     -------------     ------------
Net Loss                            $  (2,352)      $    (527)     $  (6,730)        $  (25,163)      $  (42,202)
                                    ============    ===========     ============     =============     ============

Net loss per share -
   basic and diluted                $      -        $      -       $      -          $       -        $       -
                                    ============    ===========     ============     =============     ============

Weighted average number of shares
  outstanding during the
  period - basic and diluted       18,000,000      17,616,374      18,000,000        17,379,563       16,077,861
                                    ============    ===========     ============     =============     ============

          See accompanying notes to consolidated financial statements

                                      F-2

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             From January 22, 1999
                                                             Nine Months Ended September 30,      (Inception)
                                                                2002              2001       to September 30, 2002
                                                           ---------------    -------------   ------------------
  Cash Flows from Operating Activities
 Net loss                                                  $      (6,730)     $   (25,163)          (42,202)                                                                                                                   $
 Adjustments to reconcile net loss to net cash used in
   operating activities:
 Amortization                                                        250               -                250
 Software impairment loss                                             -                -              6,000
 Changes in operating assets and liabilities:
 Increase (decrease) in:
 Accounts payable                                                  3,890               -              3,890
                                                           ---------------    -------------   ------------------
 Net Cash Used in Operating Activities                            (2,590)         (25,163)          (32,062)
                                                           ---------------    -------------   ------------------

 Cash Flows from Investing Activities
 Loan disbursements to officer                                        -                -            (10,800)
 Payment for software development                                     -                -             (6,000)
                                                           ---------------    -------------   ------------------
 Net Cash Used in Investing Activities                                -                -            (16,800)
                                                           ---------------    -------------   ------------------

 Cash Flows from Financing Activities
 Proceeds from common stock issuance                                  -                -             10,800
 Loan proceeds from officer                                        2,250           26,000            38,100
                                                           ---------------    -------------   ------------------
 Net Cash Provided by Financing Activities                         2,250           26,000            48,900

 Net Increase (Decrease) in Cash                                    (340)             837                38

 Cash and Cash Equivalents at Beginning of Period                    378              158                -
                                                           ---------------    -------------   ------------------

 Cash and Cash Equivalents at End of Period                $          38      $       995                38                                                                                                                    $
                                                           ===============    =============   ==================

          See accompanying notes to consolidated financial statements

                                      F-3

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Finanical Statements

Note 1   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the years ending December 31, 2001 and 2000 included in the Company's Form
10-SB.

Activities during the development stage include development and implementation of the business plan, development of computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

Note 2   Due to Officer

On June 25, 2002, the Company received a loan of $2,250 from an officer.

Note 3   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $31,152, a deficit accumulated during the development stage of $48,202, net loss during the nine months ended September 31, 2002 of $42,202, and net cash used in operations of $2,590 at September 30, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends to seek funding after the Company's securities become qualified for quotation on the over the counter bulletin board. Management believes that the actions presently being taken provide the opportunity for the
Company to continue as a going concern.

                                      F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial
Statements of the Company and Notes thereto included elsewhere in this Report.
Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Managements Discussion and Analysis of
Financial Condition and Results of Operations, and Notes to the Consolidated
Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the
Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

Overview

Stock market traders can trade the stock market using our proprietary software system, supplied on the Internet. The Livermore trading system is designed to help stock market traders utilize a computer based trading program using the principals of the Jessie Livermore trading system. Our only future source of revenue is through subscriptions to our software products.

The primary methodology of the trading system is based on stock trader Jesse
Livermore's methods and techniques that he developed in over forty-five years of trading the market as outlined in two books:

        o   "How To Trade In Stocks" written by Jesse Livermore with additional material by Richard Smitten

        o   "Jesse Livermore: World's Greatest Stock Market Trader" written by
            Richard Smitten.

                                       3

Since our inception we have devoted our activities to the following:

        o   Developing our business plan
        o   Obtaining and developing necessary intellectual property
        o   Raising capital
        o   Establishing our website
        o   Developing markets for the services we offer on our website

Three months ended September  30, 2002 vs. September 30, 2001

                                          Three Months Ended September 30,
                                              2002              2001
                                         --------------     --------------

Operating Expenses
Legal                                    $        183       $         -
Software impairment loss                           -                  -
Accounting                                      1,890                 -
General and administrative                        279                527
                                         --------------     --------------
Total Operating Expenses                        2,352                527
                                         --------------     --------------

Net Loss                                 $     (2,352)      $       (527)
                                         ==============     ==============

Our net loss increased due to minor operating expenses paid during the three months ended September 30, 2002 compared to the same period for 2001.

Nine months ended September  30, 2002 vs. September 30, 2001

                                          Three Months Ended September 30,
                                              2002              2001
                                         --------------     --------------

Operating Expenses
Legal                                    $        183       $     23,000
Software impairment loss                           -                  -
Accounting                                      5,890                 -
General and administrative                        657              2,163
                                         --------------     --------------
Total Operating Expenses                        6,730             25,163
                                         --------------     --------------

Net Loss                                 $     (6,730)      $    (25,163)
                                         ==============     ==============

Our net loss decreased due to the reduction in legal fees related to our 10SB filing, partially offset by the increase in accounting fees for the same reason, for the nine months ended September 30, 2002 compared to the same period for
2001.

                                       4

Liquidity and capital resources

From our inception to September 30, 2002, we incurred operating losses of
$42,202 and had a net working capital deficiency of $31,152. In addition, as of September 30, 2002, we had only $38 of current cash available. Our current cash resources of $38 are not sufficient to satisfy our cash requirements over the next 12 months. Our current cash resources of $38 are sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding.
We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so if and after we secure qualification for quotation of our securities on the over the counter bulletin board.

Until financing has been received, all our costs, including those associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

                           Part II - Other Information

Item 1.  Legal Proceedings

        None

Item 2.  Changes in Securities

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits Index

                99.1     Sarbanes-Oxley Act Exhibit

        (b)     Reports on Form 8-K

                None.

                                        5

                                    signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Stock Market Solutions, Inc.

DATE:  November 13, 2002                        By: /s/ Richard Smitten
                                                   --------------------
                                                        Richard smitten
                                                        Chief Executive Officer
                                                        (Principal Financial Officer)

                                 CERTIFICATIONS

I, Richard smitten, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Stock Market
         Solutions, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4.       I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i)   Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
         (ii)   Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
        (iii)   Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.       I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i)   All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
         (ii)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6.       I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By: /s/ Richard Smitten
------------------------
        Richard Smitten
        Presidentand Principal Financial Officer