Form 10KSB
period 2002-12-31
STOCK MARKET SOLUTIONS INC
filed 2003-03-28
CIK 1171749

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2002

                                       OR

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the transition period from ___ to ________

                        Commission file number: 000-27795

                          Stock Market Solutions, Inc.
                 (Name of small business issuer in our charter)

             Nevada                             7372                        88-0443110
   (State or other jurisdiction of   (Primary Standard Industrial   (I.R.S. Employer Identification
    incorporation or organization)    Classification Code Number)             Number)

                            1752 N.W. Third Terrace
                     Suite 118-c Fort Lauderdale, FL    33311
              (Address of principal executive offices) (Zip Code)

                   Registrant's telephone number: 954-524-1452

           Securities registered under Section 12(b) of the Act: NONE

             Securities registered under Section 12(g) of the Act:
                    common stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                       [ ]

                                        1

         State issuer's revenues for its most recent fiscal year: None

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A as of February 28, 2003

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]
No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,300,000 as of March 28,
2003

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24,
1990).

         No documents are incorporated by reference into this Annual Report on
Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):  Yes [  ];
No [X]

Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure..................................................23

PART III......................................................................23

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Part I

Item 1. Description of Business.

Business Development

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy,
Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001 we changed our name to Stock Market Solutions, Inc. Our principal executive offices are located at 1752 N.W. Third Terrace Suite 118-c, Fort Lauderdale, FL 33311.

Stock Market Solutions:

        o   was inactive until entering the development stage in January 1999;
        o   has no operating history;
        o   has earned no revenues;
        o   has insufficient cash resources to satisfy its cash requirements over the next 12 months; and
        o   has no sources of funding identified.

We offer computer programs designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. We will use the Internet to execute this on-line computer based stock trading system which will show stock market traders how to use a trading program which they can learn, practice and then, if they so desire, use for their own account.

As Jesse Livermore said, "Wall Street never changes, the pockets change, the stocks change, but Wall Street never changes, because human nature never changes." "The Amazing Life of Jesse Livermore--World's Greatest Stock Trader,"
Richard Smitten, published by Traders Press in November 1999, at page 40. We believe Jessie Livermore's system is applicable to traders today because we believe many traders in the stock market today trade based upon the same human behavioral patterns as traders in the early 20th century.

Livermore believed that the stock market was driven by humans and humans are driven by their emotions, not their intellect and the key to trading the market was to try and understand and anticipate these emotions. This human emotional factor, he explained, was why recurring patterns occurred. Livermore believed that these patterns reoccur because the same human behavior reoccurs and the stock patterns are nothing more than a reflection of human emotions and behavior in the stock market.

In general, the system developed by Livermore involves the following principles:

        o   Tandem Trading - When Livermore bought a stock, say the Ford Motor
            Company, he would also track General Motors because he believed that similar stocks  move in tandem, so when both turn in trend it is an indication as to which way the stock is going to go.

        o   Group Trading - Livermore believed that stocks move together in a group and  they change direction as a group. If, for instance, the leader of the computer group changes direction, one will usually see all the stocks in the computer group change direction.

        o   Top Down Trading - Livermore believed that one should not trade against the basic trend of the overall market so he was very careful in his analysis to try and determine the basic trend of the market.
            He would also trade both sides of the market - long and short. So, as a current example, if he believed  the NASDAQ was in a downtrend he would not be long any NASDAQ stocks.

        o   The 10% Rule - Livermore believed a trader should never sustain a loss of more  than 10% of invested capital and that if the trader did sustains a loss of  10% or more, the rule was that the trader must close out his position - no  questions asked - just close it out.

        o   The Always Pay More Buying Rules - Livermore believed that one must not take a full position all at once. He believed that one should buy 20% first and buy the second 20% only if the stock has moved up in price. The same would be  true of the remaining buying positions of a further 20%, and the final  40% - all bought at higher prices.
            The reason for this was that if the stock  moved up in price it proved one had made the right decision in the first place.

We believe that an advantage of our system is that it will include the Jesse
Livermore trading simulator, which is an instructional on-line stock market simulator. Using our simulator, clients can learn how to trade the market in a realistic fashion using the Jesse Livermore Trading system, while putting up no real money and therefore risking nothing in the learning period.

We are the outgrowth of over two years of computer-based stock trading system software design and development by Richard Smitten, president, Dennis Kranyak anticipated to become executive vice president, and David Leitzke, anticipated to become vice president of research and development upon receipt of sufficient funding.

Since our inception we have devoted our activities to the following:

        o   Developing our business plan
        o   Obtaining and developing necessary intellectual property
        o   Establishing our website
        o   Determining the market for the services we intend to offer on our website.

We have never been the subject of any bankruptcy or receivership action. We have had no reclassification, merger, and consolidation.

The current status of our two programs is as follows:

        o   Trading system - Further engineering in the form of writing the final software code for the product is still necessary in order to develop our prototype. The concepts and early design features have been decided on. What is left is the actual code writing to implement the software system.

        o   Simulator - This product is still in the planning stage with further engineering necessary in order to develop our prototype.

Principal Products and Services

Our Jesse Livermore stock market trading software is designed to provide general educational investment information consisting of:

        o   A computer-based trading system that also offers analysis and interpretation of data based upon a particular type of trading system the Jesse Livermore system.
        o   A computer based practice-trading system called the Jesse Livermore trading simulator that allows traders to avoid losing any real money while at the same time simulating the actual results of trading in the market using our system.
        o   Stock quotations and other market data in real time.

The trading program is aimed at stock market traders. They, and any persons using the software, are cautioned that before making any investment decisions to consult a qualified financial advisor to consider which investments are best suited to them, their risk tolerance, and their current financial situation and abilities.

We are currently developing two software products

        o   Jesse Livermore stock trading program
        o   Jesse Livermore trading simulator

These products are based upon trading principles of Jesse Livermore, a stock trader who lived from 1877 - 1940.

Our theory of having our customers practice by trading on the Jesse Livermore trading simulator is consistent with the advice of Jesse Livermore who said,
"You can't tell if you judgment is right until you put your money on the line.
If you don't put your money on the table you can never test your judgment, because you can never test your emotions. And I believe it is emotion, not reason that dictates the direction of the stock market, just like most important things in life: love, marriage, children, war, sex, crime, passions, religion.
It is rarely reason that drives people." "How To Trade In Stocks," written by
Jesse Livermore with added material by Richard Smitten, published by Traders
Press in 2001, at page 164. The trading simulator demonstrates the hypothetical outcomes of trading the stock market using our system without the traders having to risk their own money.

The theory behind our trading system is that after a trader learns how the
Livermore trading system works with the simulator; they can use the principles on which the program is based for actual trading. Of course, they may or may not be successful in implementing the trading program, but they can learn at no financial risk from their trading activities

The two programs will be accessed from our website,
www.stockmarketsolutions.org. Our website development has progressed as follows:

        o   From February of 1999 - Working on overall design and technical aspects
        o   January 10, 2002 - Initiation of Beta test of website
        o   February 13, 2002 - Successful completion of Beta test and posting of website for public viewing.

It is anticipated that each individual user of these programs will pay $1,500.00 per month for the combined trading and simulator programs. We intend to offer all our customers a 30-day free trial period. If the customer is not satisfied during the first 30 day period, he will receive a full rebate. Thereafter, a customer can cancel with 60 days notice. We cannot predict how long traders will use our program. We believe that so long as a trader is using the system and making money, they will not discontinue use of our product. Our revenue recognition policy provides the following: Revenue receipts from a customer during the customer's 30-day trial period will be recorded as a deferred liability and recognized when the refund period expires. Revenue receipts after the 30-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period.

Our Marketing Program

We anticipate that we will sell our products either directly through sales calls, or our website, stockmarketsolutions.org, or as a result of referrals from our affiliate alliance partner Internet sites to be connected to our site.
We have no current partnering and/or marketing relationships.

Our target market is an experienced stock market trader who wants to use a computer based trading program. Our definition of an experienced stock market trader is a person who is an employee of and trades on behalf of a brokerage firm or mutual fund, or perhaps a hedge fund. The person would have to have trading control of a account of more than one hundred thousand dollars. We would also hope that the trader had at least three years of trading experience.

Our programs are designed to educate investors and traders with experience about stock trading and explain how they can use our particular method of trading to improve their trading results for themselves or the firm they work for.

Initially, we intend to advertise and place links on other financial websites such as Nirvana Systems and Telescan. These sites will receive from 20 to 25% of the revenue from users who ultimately subscribe to our services and our sourced by these websites. No such agreements are in place.

We also will be making sales calls directly to our targeted customers, such as brokers and mutual fund traders.

In addition, we intend to send e-mail transmissions targeted to a purchased database of brokers and mutual fund companies who are believed by the seller of the database to use their computers for in-house stock trading. No such agreements are currently in place.

Research and Development

Since inception we have spent $6,000 on software development. We spent nothing in 2002. We will pay an additional $6,000 to Mr. Leitzke upon completion of the development of the current level of software. This is expected to occur by
December of 2003.

We plan to conduct a minimum of $150,000 in research in the development of our products during the next 12 months, provided the funds are available.

Material Contracts

We are classified as an application service provider, meaning that the customer will log on to our Internet web server and will work on our stock trading system program on-line.

We anticipate using Quotes.com as our web hosting service and also as our
Internet service provider. As of the date of this report, we have no firm agreement with Quotes.com. However, even if we are unable to reach an agreement with them, we believe there are many other alternative suppliers of this service at approximately the same cost. We anticipate maintaining a back-up shared server site at Data Centurion of Toronto, Ontario Canada to address the potential of a total crash of the Quotes.com servers.

Competition

The on-line stock trading industry is increasingly competitive with many competitors on the Internet. In addition, because barriers to market entry are relatively low and new competitors can establish new sites at a relatively low cost utilizing a variety of software, we expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and we may not be able to keep pace with the intense competition in this market. Therefore, potential customers may obtain stock trading advice and programs from many other sources that offer similar systems to ours.

Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complimentary companies or forming advantageous strategic alliances. We compete with firms offering on-line Internet software trading systems as well as off-line systems and advice. In addition, many of our competitors offer the same services at less cost than us and have the financial resources to create more attractive pricing.

Some companies, for example provide only raw financial data. Some of these companies are: Telescan, Quotes Plus, E-Signal, Worden Brothers, Dial Data and
Quote.Com. These companies provide no assistance in interpreting the raw financial data.

There are also a number of companies that are beginning to offer various stock trading software. These companies include: Omnitrader/Stocks Edition, Trade
Station, AIQ - Stock Expert, Vector Vest, Meta Stock pro and Professional
Analyst by TrendSetter software.

These competitors have the following advantages over the services that we now offer:

        o   Being operational
        o   A larger sales force
        o   Greater brand recognition
        o   A longer corporate history

We intend to compete effectively or overcome these competitive advantages based upon the fact that our program has the following components:

        o   A computer-based trading system that also offers analysis and interpretation of data based upon a specific trading system, the
            Jesse Livermore system of stock trading
        o   A stock trading simulator that realistically represents results of trading in the stock market using our system, submitted in real time
        o   Stock quotation and other market data

Employees

We have one employee, our Chairman of the Board Mr. Smitten. He currently devotes approximately 70% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 70% of his time to our business.

In addition to our Chairman of the Board, we plan to hire the following people if we secure additional funding.

        o   President and COO
        o   Executive Vice President
        o   Research Vice President
        o   Administration Vice President
        o   Customer Service Consultant
        o   Accountant/bookkeeper

The number of employees we will hire will be dependent upon the amount of money we anticipate we will have available to fund these positions.

Proprietary Rights

We have obtained from Mr. Smitten the exclusive right to utilize the information contained in both of his Jesse Livermore books as the basis of the Jesse
Livermore computer trading system.  These books are:

        o   "Jesse Livermore: World's Greatest Stock Trader."

        o   "How To Trade in Stocks."

We issued Mr. Smitten 6,000,000 shares of common stock for these rights at par value based upon the funds he had expended in developing these rights.

We believe this transaction was on terms at least as favorable to us as those generally available from unaffiliated third parties.

We have also obtained a full and exclusive, assignment from Mr. Leitzke as the developer of all his rights to the Jesse Livermore Trading System and Virtual
Trading Software.

Our website, Stockmarketsolutions.org, was acquired from Dennis Kranyak in exchange for 1,200,000 shares of common stock valued at par value of  $.001 per share. This pricing was based upon the amount of time and expenses incurred by
Mr. Kranyak in developing the website.

RISK FACTORS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern.  You will be unable to determine whether we will ever become profitable.

From our inception to December 31, 2002, we incurred operating losses of $52,507 and had a net working capital deficiency of $40,507. In addition, as of December
31, 2002, we had only $8 of current cash available. Our current cash resources of $8 are not sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service.
Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so in the future now that we have secured qualification for quotation of our securities on the over the counter bulletin board.

Accordingly, due to uncertainty, there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

Stock Market Solutions' financial statements do not include any adjustments to asset carrying values or the classification of liabilities that might result should Stock Market Solutions be unable to continue as a going concern.

Because of the lack of these adjustments, there is risk in using Stock Market
Solutions' financial statements.

We are a development stage company in the internet computer based stock market trading system business and we have no operating history; because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding.
Other than this offering, which may not be successful, we have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

        o   Inability to raise necessary revenue to operate for the next 12 months or thereafter
        o   Public relations, advertising and marketing costs that may exceed our current estimates
        o   Unanticipated development expenses particularly in the software area.
        o   Our ability to generate sufficient revenues to offset the
            substantial costs of operating our business

Because significant up-front expenses, including public relations, advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

o        Total assets, liabilities, and equity
o        Total revenues
o        Gross sales and operating margins
o        Labor costs

Accordingly, the proposed business plans described in this report may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Because our Internet-based stock trading system has not been accepted by stock market traders as an acceptable form of stock trading, we face significant barriers to acceptance of our services.

Our business involves the use of on-line software stock trading methods. The use of the Internet is a relatively new form by which to provide these type of services and may not be accepted by stock market traders

We face risks due to competing technologies or development of new technologies, which may lessen consumer attraction to our technologies.

Our essential computer software may become obsolete within a short period of time. In addition, we face competition from other companies in the Internet software stock trading business that may have superior alternative technologies.
These companies include: Omnitrader/Stocks Edition, Trade Station, AIQ - Stock
Expert, Vector Vest, Meta Stock Pro Version and Professional Analyst by
TrendSetter software. We will initially use technology and software based upon only one type of trading system. Consumers may prefer other alternative technologies or systems that have perceived or actual advantages to our technology.

Because stock market traders may obtain other advice concerning stock trading for free, our revenues may be reduced.

We will charge stock market traders a fee of $1,500 per month to use our trading system, including our simulator. There are also possible alternative forms of securing investment advice for free. For instance, many stockbrokers and mutual funds have in-house analysts that offer the firm, in effect, free investment advice. Accordingly, if we are unable to distinguish the advantages of our fee based services from internal in-house investment advice services that are offered for free, our revenues will be reduced.

Because we offer refunds if our customers aren't satisfied during the first 30 days they use our programs, we may have to make substantial refunds, which will reduce our revenues.

We intend to offer all our customers a 30-day free trial period. The fee is first collected and then refunded to the customer if they are in any way dissatisfied with the our product. Substantial requests for refunds will reduce our revenues.

We will rely upon third parties for the development and maintenance of our
Internet services; any failures on the part of our third party providers may inhibit our Internet connections and the security and integrity of our software and accounting.

We anticipate that we will rely on third parties to maintain, house and operate the Internet servers that host our website. Although we anticipate that our agreements with these third parties will include service agreements and back-up facilities, in the event of any technical failures, the third parties may not comply with the terms of the service agreements. Any service interruptions resulting from failures by third party maintenance providers would reduce confidence in our services. Any failures on the part of our third party providers could reduce revenues we receive from the operation of our website and software trading system.

If substantial numbers of our customers lose connection to our website, we will lose customers and fail to develop repeat business which will reduce our revenues.

Although we will test our services for errors and attempt to identify any bugs or errors, our services may contain the following problems leading to interruptions in our service:

        o   Undetected errors or bugs
        o   Inability of our server to handle peak loads
        o   Systems failures by our Internet service provider
        o   Inactivity by users for periods while remaining on-line

Repeated disruptions due to such errors or even one disruption may dissuade users from ever using our services again. Accordingly, if we fail to develop effective systems to detect such errors or guard against such errors and there are substantial interruptions, we will be unsuccessful at developing repeat business, and our revenues will be reduced.

Our vulnerability to security breaches, glitches and other computer failures could harm our customer relationships, our ability to broaden our customer base and our ability to promote our business.

We will offer our services through our Internet site at:
www.stockmarketsolutions.org. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Because our software trading system business depends upon our intellectual property rights, which we have not taken any formal legal action to protect against third parties, our revenues may be reduced.

We have currently not taken any formal legal steps to protect important intellectual property related to our software trading system, although we are protected through our current copyrighted book rights. We anticipate we will take these further steps upon securing additional funding.

Our officer, director and principal stockholder can exert control over matters requiring stockholder approval.

Our executive officer, director Richard Smitten, and holder of 5% or more of our outstanding common stock beneficially owns approximately 33% of our outstanding common stock. This individual will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Our management decisions are made by our founder and Chairman of the Board, Mr.
Richard Smitten; if we lose his services, our revenues may be reduced.

The success of our business is dependent upon the expertise of our Chairman of the Board, Mr. Richard Smitten. Because Mr. Smitten is essential to our operations, you must rely on his management decisions. Our Chairman of the
Board, Mr. Richard Smitten will continue to control our business affairs after the filing. We have not obtained any key man life insurance relating to Mr.
Richard Smitten. If we lose his services, we may not be able to hire and retain another Chairman of the Board with comparable experience. As a result, the loss of Mr. Richard Smitten's services could reduce our revenues.

The person responsible for managing our business, Mr. Richard Smitten, will devote less than full time to our business, which may reduce our revenues.

We currently have no employees other than Mr. Smitten. In his capacity as founder and Chairman of the Board, Mr. Smitten currently devotes approximately
70% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 70% of his time to our business. Mr.
Smitten may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Because our common stock is considered a penny stock, any investment in our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock trades in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Sales of our common stock under Rule 144 could reduce the price of our stock.

There are 6,000,000 shares of our common stock held by Mr. Smitten that Rule 144 of the Securities Act of 1933 defines as restricted securities. There are
11,120,000 shares of our common stock held by non-affiliates that are also restricted securities but which securities may currently be resold under Rule
144(k). The remaining 880,000 shares currently held by non-affiliates have been held for more than one year as of July 16, 2002 and may be resold under Rule 144 as described below.

All of our shares are currently eligible for resale, however affiliates will still be subject to the resale restrictions of Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least one year, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to resales under Rule 144(k).

As a result of the provisions of Rule 144 , all of the restricted securities could be available for sale in a public market, if developed. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

In the future, our stock may trade on the over-the-counter bulletin board;
because the bulletin board does not operate under the same rules and standards as the Nasdaq stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. Nasdaq has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC's order handling rules, which apply to Nasdaq-listed securities don't apply to securities quoted on the bulletin board.

Although the Nasdaq stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the over-the-counter bulletin board has no listing standards. Rather, it is the market maker, who chooses to quote a security on the system, files the application and is obligated to comply with keeping information about the issuer in its files. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

Because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq. Investors' orders may be filled at a price much different than expected when an order is placed.
Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

Investors must contact a broker dealer to trade bulletin board securities.
Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders
- an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

Certain Nevada corporation law provisions could prevent a potential takeover of us that could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.
Because Nevada corporation law requires board approval of a transaction involving a change in our control; it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. Neither our articles nor our by-laws contain any similar provisions.

Item 2. Description of Property.

Our executive offices are located in the home of our president at 1752 N.W.
Third Terrace Suite 118-c Fort Lauderdale, FL 33311. No rent is charged. Our telephone number is 954-524-1452.

We believe that our facilities are adequate to meet our current needs. However, as we begin to implement our business plan, we will need to locate our headquarters office space. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure.
We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our stock became qualified for quotation on the over the counter bulletin board under the symbol "SMKT" in 2002. However, as of December 31, 2002, there has been no trading in our stock.

Holders

The number of recorded holders of the Company's common stock as of December 31,
2002 is approximately 75.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the
Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:

        o   Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange
            Commissions relating to the penny stock market, unless the broker-
            dealer or the transaction is otherwise exempt;
        o   Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
        o   Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
        o   Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are "forward-looking statements."
These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors."
The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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
        o   Establishing our website
        o   Developing markets for the services we offer on our website

December 31, 2002 vs. December 31, 2001

Income Statement              Year end December 31                Reason
______________________  _____________  _______________  __________________________________
                                2001          2002
______________________  _____________  _______________  __________________________________
Revenues                          0             0      We have not generated any revenues as of this date.
                                                       We intend to charge $1,500 per month per seat to our
                                                       customers for full use of our Jesse Livermore
                                                       software. At the rate of each hundred subscribers, we
                                                       will receive a gross income of $150,000 per month,
                                                       assuming collection of all receivables.
______________________  _____________  _______________  __________________________________
Cost of Revenues                  0             0
______________________  _____________  _______________  __________________________________

                                       19

______________________  _____________  _______________  __________________________________
Gross Profit                      0             0
______________________  _____________  _______________  __________________________________
Operating Expenses:
______________________  _____________  _______________  __________________________________
Legal                       $26,090          $183      Expenses associated with Form 10SB registration
                                                       statement not incurred in 2002
______________________  _____________  _______________  __________________________________
Website impairment                            850      Costs written off due to uncertainty of recovery
______________________  _____________  _______________  __________________________________
Software impairment           6,000                    Costs written off due to uncertainty of recovery
______________________  _____________  _______________  __________________________________
Amortization                                  350
______________________  _____________  _______________  __________________________________
Accounting                                  8,159      Audit costs, which will continue to be incurred in
                                                       accordance with SEC reporting company status
______________________  _____________  _______________  __________________________________
  General and                 2,690         7,493      More administrative costs as we continued development
Administrative                                         of our business
______________________  _____________  _______________  __________________________________
Total Operating Expenses    $34,780       $17,035      Primarily decreased due to decrease in legal expenses.

                                                       As the subscriber side of the system grows, our
                                                       operating expenses will increase accordingly,
                                                       particularly in maintaining a team of technical,
                                                       sales, and general and administrative staff that is
                                                       needed to support the software and website.

                                                       Initially, we intend to advertise and place links on
                                                       other financial websites such as Nirvana Systems and
                                                       Telescan.   These sites will receive a portion of the
                                                       revenue from users who ultimately subscribe to our
                                                       services.  No such agreements are in place but talks
                                                       are underway.

                                                       In addition, we intend to send e-mail transmissions
                                                       targeted to a purchased database of brokerage firms
                                                       and mutual fund traders who are believed by the
                                                       seller of the database to use their computers for
                                                       stock trading.  No such agreements are in place.
                                                       The price of this program is expected to be twenty
                                                       five per cent of the revenue.

                                                       General and administrative expenses will consist
                                                       primarily of executive salaries, general overhead,
                                                       and technical personnel. We anticipate that general
                                                       and administrative expenses will continue to increase
                                                       as business expands.
______________________  _____________  _______________  __________________________________

Plan of operations:

We plan to accomplish our future plan of operations as follows:

________________________________ ______________________________ __________________________ __________________
EVENT OR MILESTONE PERTAINING    TIME FRAME FOR                 METHOD OF ACHIEVEMENT      ESTIMATED
TO PRODUCT DEVELOPMENT           IMPLEMENTATION                                            COST LOW END
                                                                                           HIGH END
________________________________ ______________________________ __________________________ __________________
Finish off existing software     June 1, 2003 -                 Hire a professional        $55,000 to
including the Jesse Livermore    December 31, 2003              software-writing firm to   $400,000
trading simulator                                               finish software
________________________________ ______________________________ __________________________ __________________

______________________________________ ________________________________ ______________________________ _______________________
EVENT OR MILESTONE PERTAINING TO       TIME FRAME FOR                   METHOD OF ACHIEVEMENT          ESTIMATEDCOST
SALES AND MARKETING                    IMPLEMENTATION                                                  LOW END - HIGH END
______________________________________ ________________________________ ______________________________ _______________________
Conduct a North American public        June 1, 2003 - December 31,      Hire a professional public
relations and media advertising        2003                             relations firm.  Place         $65,000 to $150,000
campaign.                                                               interviews and a small
                                                                        amount of media
                                                                        advertisements in nationally
                                                                        recognized newspapers and
                                                                        trade publications.
______________________________________ ________________________________ ______________________________ _______________________
Conduct a North American direct mail   June 1, 2003 - December 31,      Hire a professional            $55,000 to
campaign aimed at brokers and mutual   2002                             promotions firm.  Attend       $300,000
fund traders.                                                           various trade shows and
                                                                        public engagements as
                                                                        advised to promote our
                                                                        services.
______________________________________ ________________________________ ______________________________ _______________________
Conduct various seminars to            June 1, 2003 - December 31,      As required, depending on      $30,000 to
Universities, conventions, stock       2002                             nature and duration of         $100,000
brokerage firms and mutual funds to                                     travel.
provide information on the Livermore
trading approach.
______________________________________ ________________________________ ______________________________ _______________________
Hire a corporate sales manager.        June 1, 2003 - February 28,      Through in-house efforts.      Salaries - $65,000
                                       2003
______________________________________ ________________________________ ______________________________ _______________________

                                       21

_______________________________ ______________________________ ___________________________ __________________
EVENT OR MILESTONE PERTAINING   TIME FRAME FOR                 METHOD OF ACHIEVEMENT       ESTIMATED
TO CUSTOMER SUPPORT             IMPLEMENTATION                                             COST
_______________________________ ______________________________ ___________________________ __________________
Hire two customer support       June 1, 2003 - February 28,    Through in-house efforts.   Salaries -
staff.                          2003.                                                      $65,000
_______________________________ ______________________________ ___________________________ __________________

Total Low End Cost--$335,000
Total High End Cost--$1,100,000
Excludes general working capital

The cost of these activities must all be funded with future debt or equity financing.

In addition to hiring the employees  specified  above, we anticipate that Mr.
Leitzke and Mr. Kranyak will both become employees in the next 12 months.

We plan to conduct a minimum of $150,000 in research in the development of our products during the next 12 months, provided the funds are available.

In addition, one aspect of our strategy to grow is to expand the scope of our operations by acquiring other businesses in stock market related industries, such as providers of source data concerning the market. We believe that our anticipated public company status will make us an attractive buyer to certain stock market related acquisition candidates in this area. We have not developed any acquisition discipline or criteria to evaluate acquisition opportunities.
Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings. As of the date of this prospectus, we have not entered into or negotiated any arrangements for an acquisition with any stock market related acquisition candidate.

Liquidity and capital resources

From our inception to December 31, 2002, we incurred operating losses of $52,507 and had a net working capital deficiency of $40,507. In addition, as of December
31, 2002, we had only $8 of current cash available. Our current cash resources of $8 are not sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service.
Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so in the future now that we have secured qualification for quotation of our securities on the over the counter bulletin board.

Until financing has been received, all our costs, including those associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

Item 7. Financial Statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2002 and 2001

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents

                                                                         Page(s)

Independent Auditors' Report                                                 F-1

Balance Sheet                                                                F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders' Deficiency                            F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-13

                          Independent Auditors' Report

To the Board of Directors of:
    Stock Market Solutions, Inc.

We have audited the accompanying balance sheet of Stock Market Solutions, Inc.
(a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001 and for the period from January 22, 1999
(inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2002, and the results of its operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001 and for the period from January 22, 1999
(inception of development stage) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has operating losses since inception of
$52,507, a deficit accumulated during the development stage of $58,507 at
December 31, 2002; cash used in operations since inception of $32,092, a working capital deficit of $40,507 at December 31, 2002 and is a development stage company with no revenues. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
    SALBERG & COMPANY, P.A.
    Boca Raton, Florida
    March 9, 2003

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2002

                                     Assets
Current Assets
Cash                                                         $      8
                                                             ___________

Total Assets                                                 $      8
                                                             ___________
                                                             ___________

                    Liabilities and Stockholders Deficiency

Current Liabilities
Accounts payable                                             $ 13,215
Notes payable - related party                                  27,300
                                                             ___________

Total Current Liabilities                                      40,515
                                                             ___________

Stockholders' Deficiency
Common stock, $0.001 par value, 50,000,000 shares authorized,
  18,000,000 issued and outstanding                            18,000
Deficit accumulated during development stage                  (58,507)
                                                             ___________

Total Stockholders' Deficiency                                (40,507)
                                                             ___________

Total Liabilities and Stockholders' Deficiency               $      8
                                                             ___________
                                                             ___________

                 See accompanying notes to financial statements

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                             From January 22, 1999
                                                                                (inception of
                                                 Year Ended December 31,    development stage) to
                                                 2002              2001        December 31, 2002
                                              ___________      ___________       ___________

Operating Expenses
Legal                                         $       183      $    26,090       $    26,273
Accounting                                          8,159               -              8,159
Website impairment loss                               850               -                850
Software impairment loss                               -             6,000             6,000
Amortization                                          350               -                350
General and administrative                          7,493            2,690            10,875
                                              ___________      ___________       ___________
Total Operating Expenses                           17,035           34,780            52,507
                                              ___________      ___________       ___________

Loss from Operations                              (17,035)         (34,780)          (52,507)
                                              ___________      ___________       ___________

Net Loss                                          (17,035)         (34,780)          (52,507)
                                              ___________      ___________       ___________
                                              ___________      ___________       ___________

Net loss per share - basic and diluted        $        -       $        -        $        -
                                              ___________      ___________       ___________
                                              ___________      ___________       ___________

Weighted average number of shares outstanding
  during the period - basic and diluted        18,000,000       17,689,904        16,200,750
                                              ___________      ___________       ___________
                                              ___________      ___________       ___________

                 See accompanying notes to financial statements

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                Statements of Changes in Stockholders' Deficiency
            From January 22, 1999 (Inception of Development Stage) to
                                December 31, 2002

                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                                      Common Shares      Development
                                                                Shares          Amount      Stage       Total
                                                              __________     __________   __________   __________

Common stock issued to founders for book and software rights   6,000,000     $    6,000   $   (6,000)  $       -

Common stock issued for cash                                   9,630,000          9,630           -         9,630

Common stock issued to vendor for website development          1,200,000          1,200           -         1,200

Net loss, 1999                                                        -              -           (13)         (13)
                                                              __________     __________   __________   __________

Balance, December 31, 1999                                    16,830,000         16,830       (6,013)      10,817

Common stock issued for cash                                     310,000            310           -           310

Net loss, 2000                                                        -              -          (679)        (679)
                                                              __________     __________   __________   __________

Balance, December 31, 2000                                    17,140,000         17,140       (6,692)      10,448

Common stock issued for cash                                     860,000            860           -           860

Net loss, 2001                                                        -              -       (34,780)     (34,780)
                                                              __________     __________   __________   __________

Balance, December 31, 2001                                    18,000,000         18,000      (41,472)     (23,472)

Net loss, 2002                                                        -              -       (17,035)     (17,035)
                                                              __________     __________   __________   __________

Balance, December 31, 2002                                    18,000,000     $   18,000   $  (58,507)  $  (40,507)
                                                              __________     __________   __________   __________
                                                              __________     __________   __________   __________

                 See accompanying notes to financial statements

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                From January 22, 1999
                                                                                   (inception of
                                                      Year Ended December 31,   development stage) to
                                                        2002         2001         December 31, 2002
                                                   __________     __________     __________
 Cash Flows from Operating Activities:
 Net loss                                          $ (17,035)     $ (34,780)     $ (52,507)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Amortization                                            350             -             350
 Software impairment loss                                 -           6,000          6,000
 Website impairment loss                                 850             -             850
 Changes in operating assets and liabilities:
 Increase (decrease) in:
 Accounts payable                                     13,215             -          13,215
                                                   __________     __________     __________
 Net Cash Used In Operating Activities               (2,620)       (28,780)       (32,092)
                                                   __________     __________     __________

 Cash Flows from Investing Activities:
 Payments for software development                         -         (6,000)        (6,000)
 Loan disbursements to officer                             -           (860)       (10,800)
                                                   __________     __________     __________
Net Cash Used In Investing Activities                      -         (6,860)       (16,800)
                                                   __________     __________     __________

 Cash Flows from Financing Activities:
 Proceeds from notes payable - related party            2,250         29,000         38,100
 Proceeds from common stock issuance                       -             860         10,800
                                                   __________     __________     __________
 Net Cash Provided By Financing Activities              2,250         29,860         48,900
                                                   __________     __________     __________

 Net Increase (Decrease) in Cash                         (370)           220              8
                                                   __________     __________     __________
 Cash at Beginning of Period                              378            158             -
                                                   __________     __________     __________

 Cash at End of Period                             $        8     $      378     $        8
                                                   __________     __________     __________
                                                   __________     __________     __________

 Supplemental Schedule of Non-Cash Investing and Financing Activities:

 During 2001, an affiliate paid a vendor $3,000 on behalf on the Company.

                 See accompanying notes to financial statements

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

Note 1   Nature of Business and Summary of Significant Accounting Policies

         (A) Description of Business

         Stock Market Solutions, Inc. (the "Company") was incorporated under the laws of the State of Nevada in June 1994. The Company was inactive until January 1999 when it entered the development stage. The Company offers computer programs designed to provide educational/instructional assistance and aid to stock market traders. The Company intends on leasing the program to customers via its website.

         Activities during the development stage include development of a business plan, development of the computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

         (B) Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Actual results may differ from these estimates.

         (C) Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Website Development Costs

         In accordance with EITF Issue No. 00-2, the Company accounts for its website in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal
         Use" ("SOP 98-1").

         SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years. (See Note 3)

         (E) Software Development Costs

         The Company accounts for the research and development costs and production costs of computer software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards
         No. 86 "Accounting for the Costs of Computer Software to be Sold,
         Leased, or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86 all
         costs incurred to establish the technology feasibility of computer software to be sold, leased, or otherwise marketed are considered research and development expenses that are expensed as incurred. Costs of producing product masters which include coding and testing performance subsequent to establishing technological feasibility but before the product is available for general release to customers are capitalized and amortized on a straight-line basis over the assets estimated useful life.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

         (F) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

         (G) Stock-Based Compensation

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB")
         Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based
         Compensation," and SFAS No. 148 "Accounting for Stock Based
         Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-
         valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-
         employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

         (H) Promoter Contribution and Contributed Services

         The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its sole officer was nominal through December 31, 2002. Accordingly, no expense has been recognized.

         (I) Revenue Recognition

         The Company intends on generating revenue from user subscriptions to the stock market trading and simulator programs. All customers will be offered a 30-day trial period in which they may receive a full refund and after such period, customers may cancel their subscriptions with 60 days notice. Payments from a customer during the customer's 30-day trial period will be recorded as a deferred liability and recognition will begin when the refund period expires. Revenue receipts after the
         30-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

         (J) Income Taxes

         The Company accounts for income taxes under the Financial Accounting
         Standards No. 109 "Accounting for Income Taxes" ("Statement 109").
         Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (K) Net Loss Per Common Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At
         December 31, 2002, there were no common stock equivalents outstanding which may dilute future earnings per share.

         (L) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about
         Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable and notes payable - related party, approximate fair value due to the relatively short period to maturity or these instruments.

         (M) New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

         Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to
         SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method.
         Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS
         142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
         Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the
         Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-
         Lived Assets" supercedes Statement No. 121 "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed of" ("SFAS 121"). Though it retains the basic requirements of
         SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of
         Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information. "SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on
         January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
         Amendment of FASB Statement No. 13, and Technical Corrections,"
         updates, clarifies, and simplifies existing accounting pronouncements.
         Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.
         As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-
         leaseback transactions be accounted for in the same manner as sale-
         leaseback  transactions.  This amendment is consistent with FASB's goal requiring similar  accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS
         146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF
         94-3, Liability Recognition for Certain Employee Termination Benefits
         and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF
         94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December
         31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation -
         Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of
         Statement 148 are effective for fiscal years ending after December 15,
         2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after
         December 15, 2002. The Company adopted the disclosure provisions of
         Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

Note 2   Software and Impairment Loss

During 2000, pursuant to a consulting agreement, the Company paid $6,000 to a third party who has an employment agreement with the Company for future employment, towards the development of its proprietary stock market trading software which is to be leased to users over the Company's website. The costs were capitalized on the balance sheet pursuant to SFAS No. 86. The Company intended to amortize these costs on a straight-line basis over a period of three years once the software was placed in service. The consulting agreement stipulates an additional $6,000 due upon completion of the entire job. At
December 31, 2001, the Company evaluated the recoverability of the capitalized software cost, and due to the uncertainty, recognized an impairment loss of
$6,000.

Note 3   Website Development Costs and Impairment Loss

During the year ended December 31, 1999, the Company capitalized $1,200 in common stock paid to a third party contractor to develop the Company's website.
This agreement with the contractor grants the Company exclusive ownership and permission to the website. (See Note 5) Amortization over a three year period began when the website was placed in service subsequent to year end in February
2002. Amortization expense for the years ended December 31, 2002 and December
31, 2001 was $350 and $0, respectively.

At December 31, 2002, the Company evaluated the recoverability of the capitalized website development cost, and due to the uncertainty, recognized an impairment loss of $850.

Note 4   Notes Payable - Related Party

Amounts due to the company's sole corporate officer are non-interest bearing, uncollateralized, promissory notes which are due on demand. The notes are dated
July 16, 2001 for $3,000, December 31, 2001 for $22,050, and June 25, 2002 for
$2,250. Total notes payable at December 31, 2002 were $27,300. (See Note 6)

Note 5   Stockholders' Deficiency

The Company issued 6,000,000 common shares to its principal founder in exchange for book and software rights. As the founder had a zero cost basis in the rights, the par value of the common stock totaling $6,000 or $0.001 per share was charged to accumulated deficit since there was no additional paid-in capital in the Company at that time.

In 1999, the Company paid 1,200,000 common shares to a website vendor. The shares were valued at the contemporaneous offering price of $0.001 per share or
$1,200. (See Note 3)

During 1999, the Company sold 9,630,000 common shares for $0.001 per share or an aggregate $9,630.

During 2000, the Company sold 310,000 common shares for $0.001 per share or an aggregate $310.

During 2001, the Company sold 860,000 common shares for $0.001 per share or an aggregate $860.

Note 6   Related Party Transactions

The Company's sole corporate officer loaned the Company $3,000 and $22,050 as of
December 31, 2001 aggregating $25,050. The same officer loaned an additional
$2,250 during December 31, 2002. The balance due was $27,300 at December 31,
2002. (See Note 4)

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

Note 7   Income Taxes

There was no income tax expense for the years ended December 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                                        From January 22, 1999
                                                                            (inception of
                                                                        development stage) to
                                                   2002         2001      December 31, 2002
                                               ___________   ___________   ___________
Computed "expected" tax expense (benefit)      $   (5,792)   $  (11,825)   $  (17,852)
Effect of net operating loss carryforward           5,792        11,825        17,852
                                               ___________   ___________   ___________
                                               $       -     $       -     $       -
                                               ___________   ___________   ___________
                                               ___________   ___________   ___________

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax assets:
Net operating loss carryforward                      $  17,852
                                                     ___________
Total gross deferred tax assets                         17,852
Less valuation allowance                               (17,852)
                                                     ___________
Net deferred tax assets                              $       -
                                                     ___________
                                                     ___________

The Company has a net operating loss carryforward of approximately $52,500 available to offset future taxable income expiring between 2019 through 2022.

The valuation allowance at December 31, 2001 was $12,060. The net change in valuation allowance during the year ended December 31, 2002 was an increase of
$5,792.

Note 8   Commitments

The Company entered into employment agreements (the "Agreements") with four individuals. Each Agreement becomes effective upon completion of the planned registration of selling security holders of Stock Market Solutions, Inc., is for a term of one year, and stipulates annual cash compensation. As of December 31,
2002, the Company has not yet commenced a formal registration of its securities.
Accordingly, no accrued compensation is required at this time.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

Note 9   Going Concern

As reflected in the accompanying financial statements, the Company has operating losses since inception of $52,507, a deficit accumulated during development stage of $58,507 at December 31, 2002; cash used in operations since inception of $32,092, a working capital deficit of $40,507 at December 31, 2002, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company has essentially been inactive during 2002 while it was in the process of completing its registration statement on Form 10-SB and attempting to obtain quotation status on the Over the Counter Bulletin Board. Other than the liabilities reflected on the accompanying balance sheet at December 31, 2002, future expenses to maintain the Company's existence as a 1934 Securities and
Exchange Act reporting company include: accounting, auditing, Edgar, legal, and stock transfer agent fees. The Company plans on raising capital through private placements to pay the above corporate expenses as well as to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10  Subsequent Events - Stock Award Plan

The 2003 Stock Award Plan (the "Plan") of the Company is for selected employees, officers, directors, and key consultants and advisors to the Company. The Plan shall become effective as of February 25, 2003 (the "Effective Date") and shall terminate on December 31, 2003. The total number of shares of common stock available under the Plan shall not exceed in the aggregate 1,000,000. Such shares may be treasury shares or authorized but unissued shares. The Board may award and issue shares of common stock under the Plan to an eligible individual
("Stock Award"). The Board in its discretion and subject to the provisions of the Plan may, from time to time, grant to eligible individuals of the Company
Stock Awards. Stock Awards may be made in lieu of cash compensation or as additional compensation. Stock Awards may also be made pursuant to performance-based goals established by the Board. The Company may, but shall not be obligated to, register any securities covered by a Stock Award pursuant to the 1933 Act. The Board may at any time alter, suspend or terminate the Plan.
The Company may, for cause, cancel and the employee shall forfeit all outstanding Stock Awards which are not fully vested. On February 25, 2003, the
Company issued 300,000 shares of its common stock for legal services to be rendered. Under EITF No. 96-18 "Accounting for Equity Instruments That Are
Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,
Goods, or Services," the shares will be valued at their fair market value upon obtainment of a measurement date when services have been completed.

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

     Name                     Age             Position
_________________________  __________  __________________________

Richard Smitten                61      Chairman of the Board
_________________________  __________  __________________________

Mr. Richard Smitten joined us at inception in June 1994. From July 1985 to date, has been an author. He has written and published 11 books. Prior to 1985 Mr.
Smitten was the executive vice-president of MTS International a global personnel company. Before that, Mr. Smitten was the Canadian marketing director for the
Vicks consumer goods company, makers of Vicks Vaporub and cold products, Lavoris and Clearasil. Mr. Smitten is a graduate of University of Western Ontario, located in London Ontario. His last two books were on the stock market and written for Trader's Press and John Wiley and Sons.

Richard Smitten along with Dennis Kranyak, pending executive Vice President and
David Leitzke, pending Vice President and Director of Research and Development,
blended his written works into a software program that would assist people in trading in the stock market. Mr. Smitten filed for personal bankruptcy in
October 1999 in the U.S. Bankruptcy Court, Southern District of Florida, Case
No. 99-27663. It was discharged March 2000.

It is anticipated but not certain that upon the receipt of funding necessary to commence operations, the following individuals will join us in the following capacities:

     Name                     Age             Position
_________________________  __________  _________________________________________

Robert Thornton                54       President, Treasurer and Director
_________________________  __________  _________________________________________
David Leitzke                  34       Vice President - Research and
                                        Development and Director
_________________________  __________  _________________________________________
Dennis Kranyak                 47      Executive Vice President and Director
_________________________  __________  _________________________________________

Mr. Thornton has been president and director of Robert G. Thornton, P.A., a privately held corporation, since December 1989. Mr. Thornton is a licensed real estate broker and mortgage broker in Florida. Additionally, he is a Certified
Estate Planner and member of the National Council of Certified Estate Planners.
Mr. Thornton received a BS in Aerospace Engineering from Auburn University. Mr.
Thornton currently engages in real estate consulting and estate planning approximately 60% of his time under the corporation, Robert G. Thornton, P.A.

From October 1996 to March 2001 Mr. Kranyak has been a private investor. From
May of 1976 to October 1996, Mr. Kranyak served in the US Navy as a Surface
Warfare Officer, retiring with the rank of Commander. He has been a member of the Society of Market Technicians since June 1997. From September of 2000 to present he has been web master for and owner of "UnRulyDog.com", an educational website focusing on stock market investing, technical analysis, money management, and position sizing. Mr. Kranyak received a B.S. degree from The
Citadel in May of 1976.

From January 2000 to date, David L. Leitzke has been Chief Information Officer of BJM International Services, Orlando, FL, a mutual fund administration firm.
From August, 1998 to date, he has been president of Howling Geezer Software,
Winter Park, FL, a software development firm. From July 1996 to July 1998, he was vice president of operations of Venture Alliance Group, Maitland FL, a seminar business. From July 1994 to July 1996, he was Manager of Information
Technology/Securities Principal of Executive Securities, Longwood FL, a broker dealer. From 1986 to 1994 he was Nuclear Plant Operator/Instructor for the US
Navy. He has a BA from the University of Florida. Mr. Leitzke is a graduate of the U.S. Naval Nuclear Power School. Mr. Leitzke filed for personal bankruptcy in May 1998, U.S. Bankruptcy Court, Middle District of Florida (Orlando
Division), Case No. 98-042926B7. It was discharged in September 1998.

Our bylaws provide that the board of directors shall consist of a minimum of one member until changed by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation. There is currently only one director. It is anticipated that upon commencement of their employment, Messrs. Thornton, Leitzke, and Kranyak will be elected as interim directors under the terms of our bylaws until the next election of directors, when they will stand for reelection with Mr. Smitten.

Family Relationships

There are no family relationships among our officer, director, or persons nominated for or anticipated to assume such positions.

Legal Proceedings

Except for the bankruptcies of Mr. Smitten and Mr. Leitzke described above, no officer, director, or persons nominated for such positions, promoter or significant employee has been  involved in legal proceedings that  would be material to an evaluation of our management.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the
Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the
Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

From inception to date, we have not paid any compensation to our officer and irector.

Employment Agreements

_______________________ _____________________ ____________________ ____________________ _____________________
Name                    Term of Agreement     Monthly salary for   Salary renegotiated   Key man life
                        (1)                   initial year         annually              insurance
_______________________ _____________________ ____________________ ____________________ _____________________
                        1 year thereafter,    $7000                Yes                   No
Richard Smitten         with 2 annual
                        renewal options
_______________________ _____________________ ____________________ ____________________ _____________________
                        1 year thereafter     $7000                Yes                   No
Robert Thornton
_______________________ _____________________ ____________________ ____________________ _____________________
David Leitzke           1 year thereafter,    $7000                Yes                   No
                        with 2 annual
                        renewal options
_______________________ _____________________ ____________________ ____________________ _____________________
Dennis Kranyak          1 year thereafter,    $3500                Yes                   No
                        with 2 annual
                        renewal options
_______________________ _____________________ ____________________ ____________________ _____________________

(1)  This refers to a registration statement under the 1933 Act that we may file in the future.  The agreements would commence upon selling minimum number of shares under an SEC registration statement for an offering of our common stock by us, if and when the registration statement is filed and declared effective.

The agreements are subject to certain termination provisions. Compensation will be reviewed annually plus bonuses at our discretion.

The agreements may be terminated with no notice for cause, including, but not limited to the following:

        o   Neglect of duties

        o   Dishonesty or fraud

        o   Theft

        o   Breach of fiduciary duties

        o   Breach of certain covenants in the agreement

They may be terminated by the employee, at any time, for any reason whatsoever, upon one month written notice. They may be terminated by the employer, in its sole discretion and for any reason whatsoever, by providing the employee with 2 weeks' written notice of termination, or immediately, by paying the employee an amount equal to the period of notice.

All agreements contain a covenant not to compete which provides that the employee won't work for a competitor during the term of the agreement and for one year thereafter.

Board Compensation

Our director does not receive cash compensation for his services as director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of December 31, 2002, of our common stock by each person known by us to be the beneficial owner of more than
5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

                                       25

____________________________ __________________________ __________________________
Name address of beneficial   Amount of beneficial       Percentage
owner                        owner ship
____________________________ __________________________ __________________________
Richard Smitten              6,000,000                  33.3
1752 NW 3rd Terrace
Suite 118-c Fort
Lauderdale, Fl
33311
____________________________ __________________________ __________________________
Dennis Kranyak               1,400,000                  7.7
6397 Union Mill Road
Clifton, VA
20124 - 1108
____________________________ __________________________ __________________________
All directors and            6,000,000                  33.3
executive officers as a
group (one person)
____________________________ __________________________ __________________________

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
18,000,000 shares of common stock outstanding as of December 31, 2002.

Item 12. Certain Relationships and Related Transactions.

We have obtained from Mr. Smitten the exclusive right to utilize the information contained in both of his Jesse Livermore books as the basis of the Jesse
Livermore computer trading system.  These books are:

        o   "Jesse Livermore: World's Greatest Stock Trader."

        o   "How To Trade in Stocks."

Mr. Smitten obtained the rights assigned to us related to Mr. Livermore's book
"How To Trade in Stocks," including copyright and name use, from Mr. Livermore's sole heir, Patricia Livermore, by agreement dated March 13, 2000.

We issued Mr. Smitten 6,000,000 shares of common stock for these rights at par value for aggregate consideration of $6,000 based upon the funds he had expended in developing these rights.

We have also obtained a full and exclusive, assignment from Mr. Leitzke as the developer of all his rights to the Jesse Livermore Trading System and Virtual
Trading Software.

Our website, Stockmarketsolutions.org, was acquired from Dennis Kranyak in exchange for the right to acquire 1,200,000 shares of common stock at par value of $.001 per share for aggregate consideration of $1,200. This pricing was based upon the amount of time and expenses incurred by Mr. Kranyak in developing the website.

We believe that all these transactions were entered into on terms as favorable as could have been obtained from unrelated third parties because, based upon our experience in the industry, we believe we would have had to pay independent third parties more for comparable assets or services.

Amounts due to Mr. Smitten are non-interest bearing, uncollateralized, promissory notes which are due on demand. The notes are dated July 16, 2001 for
$3,000, December 31, 2001 for $22,050, and June 25, 2002 for $2,250. Total notes payable at December 31, 2002 were $27,300. We made no loan disbursements to Mr.
Smitten in 2002.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.

Item 13. Exhibits and Reports on Form 8-K.

(a)      List of documents filed as part of this Report:

         None

(b)      Exhibits:

         The following exhibits listed are filed as part of this Report:

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Smitten

Item 14. Controls and Procedures.

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our
Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                        Name              Date                  Signature

Principal Executive
Officer                  Richard Smitten    March 28, 2003     /s/ Richard Smitten

Principal Accounting     Richard Smitten    March 28, 2003     /s/ Richard Smitten
Officer

Principal Financial
Officer                  Richard Smitten    March 28, 2003    /s/ Richard Smitten

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                    NAME              TITLE                 DATE

 /s/ Richard Smitten     Richard Smitten    Director          March 28, 2003

                                 CERTIFICATIONS

I, Richard Smitten, certify that:

1.  I have reviewed this annual report on Form 10KSB of Stock Market Solutions;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

4.  I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of February 1, 2003 ("Evaluation Date"); and

       (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.  I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Richard Smitten
    Richard Smitten
    Chief Financial Officer and CEO