Form 10QSB
period 2003-03-31
STOCK MARKET SOLUTIONS INC
filed 2003-05-21
CIK 1171749

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       OR

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from to

                        Commission file number 000-49743

                          Stock Market Solutions, Inc.
 ------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)
 ------------------------------------------------------------------------------
           Nevada                                       88-0443110
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

1752 N.W. Third Terrace
Suite 118-c Fort Lauderdale, FL  33311
(Address of Principal Executive Offices)
954-524-1452
                (Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,300,000 as of May 20, 2003.

     Transitional Small Business Disclosure Format (check one):  Yes [] No [X]

PART I - Financial Information.................................................4
   Item 1.     Financial Statements............................................4
   Item 2.     Management's Discussion and Analysis of Financial

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the
Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended
December 31, 2002, previously filed with the Commission.

The accompanying notes are an integral part of these consolidated financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents

                                                                         Page
                                                                     -----------
Balance Sheet                                                             1

Statements of Operations                                                  2

Statements of Cash Flows                                                  3

Notes to Financial Statements                                           4 - 5

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                          Assets

                                                                  March 31, 2003
                                                                    (Unaudited)
                                                                  --------------

Current Assets
Cash                                                              $           18
                                                                  --------------

Total Current Assets                                              $           18
                                                                  --------------

                    Liabilities and Stockholder's Deficiency

Current Liabilities
Accounts payable                                                  $       14,815
Notes payable - stockholder                                               27,300
                                                                  --------------

Total Current Liabilities                                                 42,115
                                                                  --------------

Stockholder's Deficiency
Common stock, par value $0.001, 50,000,000 shares authorized,
   18,300,000 shares issued and outstanding                               18,300
Deficit accumulated during development stage                            (60,437)
                                                                  --------------                                                                        -------------------
Total Stockholders' Deficiency                                          (42,137)
                                                                  --------------

Total Liabilities and Stockholder's Deficiency                    $           18
                                                                  --------------

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                     From
                                                                January 22, 1999
                                            Three Months Ended   (Inception) to
                                                March 31,        March 31, 2003
                                           2003        2002
                                         ---------- ----------- ----------------

       Operating Expenses
       Legal                             $      330 $         - $         26,603
       Software impairment loss                   -           -            6,000
       Website impairment loss                    -                          850
       Amortization                               -                          350
       Accounting                             1,600       3,000            9,759
       General and administrative                 -         227           10,875
                                         ---------- ----------- ----------------
       Total Operating Expenses               1,930       3,227           54,437
                                         ---------- ----------- ----------------

       Net Loss                          $  (1,930) $   (3,227) $       (54,437)
                                         ---------- ----------- ----------------

       Net loss per share
        - basic and diluted              $        - $         - $              -
                                         ---------- ----------- ----------------

       Weighted average number
        of shares outstanding
         during the period
         - basic and diluted             18,113,333  18,000,000       16,313,328
                                         ---------- ----------- ----------------

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     From
                                                                January 22, 1999
                                            Three Months Ended   (Inception) to
                                                March 31,        March 31, 2003
                                           2003        2002
                                         ---------- ----------- ----------------
Cash Flows from Operating Activities
Net loss                                 $  (1,930) $   (3,227) $       (54,437)
Adjustments to reconcile
  net loss to net cash used in
  operating activities:
Amortization                                      -          50              350
Stock issued for services                       300           -              300
Software impairment loss                          -           -            6,000
Website impairment loss                           -           -              850
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable                              1,600       3,000           14,815
                                         ---------- ----------- ----------------

Net Cash Used in Operating Activities          (30)       (177)         (32,122)
                                         ---------- ----------- ----------------

Cash Flows from Investing Activities
Loan disbursements to officer                     -           -         (10,800)
Payment for software development                  -           -          (6,000)
                                         ---------- ----------- ----------------
Net Cash Used in Investing Activities             -           -         (16,800)
                                         ---------- ----------- ----------------

Cash Flows from Financing Activities
Proceeds from common stock issuance               -           -           10,800
Proceeds from notes payable, related party       40           -           38,140
                                         ---------- ----------- ----------------
Net Cash Provided by Financing Activities        40           -           48,940
                                         ---------- ----------- ----------------

Net Increase (Decrease)in Cash                   10       (177)               18
                                         ---------- ----------- ----------------

Cash and Cash Equivalents
  at Beginning of Period                          8         378                -

Cash and Cash Equivalents
  at End of Period                       $       18 $       201 $             18
                                         ---------- ----------- ----------------

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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2002 included in the Company's Form 10-SB.

Activities during the development stage include development and implementation of the business plan, development of computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

Note 2   Due to Officer

On February 21, 2003, the Company received a loan of $40 from an officer.

Note 3   Stockholders' Deficiency

The 2003 Stock Award Plan (the "Plan") of the Company is for selected employees, officers, directors, and key consultants and advisors to the Company. The Plan shall become effective as of February 25, 2003 (the "Effective Date") and shall terminate on December 31, 2003. The total number of shares of common stock available under the Plan shall not exceed in the aggregate 1,000,000. Such shares may be treasury shares or authorized but unissued shares. The Board may award and issue shares of common stock under the Plan to an eligible individual
("Stock Award"). The Board in its discretion and subject to the provisions of the Plan may from time to time, grant to eligible individuals of the Company
Stock Awards. Stock Awards may be made in lieu of cash compensation or as additional compensation. Stock Awards may also be made pursuant to performance-based goals established by the Board. The Company may, but shall not be obligated to, register any securities covered by a Stock Award pursuant to the 1933 Act. The Board may at any time alter, suspend or terminate the Plan.
The Company may for cause; cancel and the employee shall forfeit all outstanding
Stock Awards, which are not fully vested. On February 25, 2003, the Company issued 300,000 shares of its common stock for legal services which are considered fully vested and have an estimated fair value of $300 which was recognized as legal expenses immediately since the service period is undefined.

Note 4   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $42,137, a deficit accumulated during the development stage of $60,437, net loss during the three months ended March 31, 2003 of $1,930, and net cash used in operations of
$30 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends to seek funding after the Company's securities become qualified for quotation on the over the counter bulletin board. Management believes that the actions presently being taken provide the opportunity for the
Company to continue as a going concern.

Item 2.  Plan of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial
Statements of the Company and Notes thereto included elsewhere in this Report.
Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Management's Discussion and Analysis of
Financial Condition and Results of Operations, and Notes to the Consolidated
Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the
Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the
Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

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
o        Establishing our website
o        Developing markets for the services we offer on our website

Three months ended March 31, 2003 vs. March 31, 2002

                                              Three Months Ended March 31,
                                                 2003                  2002
                                         -----------------      ----------------
Operating Expenses
Legal                                    $             330      $              -
Software impairment loss                                 -                     -
Website impairment loss                                  -
Amortization                                             -
                                         -----------------      ----------------
Accounting                                           1,600                 3,000
                                         -----------------      ----------------
General and administrative                               -                   227
                                         -----------------      ----------------
Total Operating Expenses                             1,930                 3,227
                                         -----------------      ----------------

Net Loss                                 $         (1,930)      $        (3,227)

Our net loss decreased due to reduced accounting expenses, due to the fact that we were not in the process of filing a registration statement on Form 10-SB in
2003, and no operating expenses paid during the three months ended March 31,
2003 compared to the same period for 2002 due to our inactive status. Increased legal expense is due to issuance of stock under our 2003 Stock Award Plan.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $42,137, a deficit accumulated during the development stage of $60,437, net loss during the three months ended March 31, 2003 of $1,930, and net cash used in operations of $30 at March 31, 2003. In addition, as of March 31, 2003, we had only $18 of current cash available. Our current cash resources of $18 are sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding.
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

Until financing has been received, all our costs, including bank service fees and those costs associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief
Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities

The 2003 Stock Award Plan (the "Plan") of the Company is for selected employees, officers, directors, and key consultants and advisors to the Company. The Plan shall become effective as of February 25, 2003 (the "Effective Date") and shall terminate on December 31, 2003. The total number of shares of common stock available under the Plan shall not exceed in the aggregate 1,000,000. Such shares may be treasury shares or authorized but unissued shares. The Board may award and issue shares of common stock under the Plan to an eligible individual
("Stock Award"). The Board in its discretion and subject to the provisions of the Plan may from time to time, grant to eligible individuals of the Company
Stock Awards. Stock Awards may be made in lieu of cash compensation or as additional compensation. Stock Awards may also be made pursuant to performance-based goals established by the Board. The Company may, but shall not be obligated to, register any securities covered by a Stock Award pursuant to the 1933 Act. The Board may at any time alter, suspend or terminate the Plan.
The Company may for cause; cancel and the employee shall forfeit all outstanding
Stock Awards, which are not fully vested. On February 25, 2003, the Company issued 300,000 shares of its common stock for legal services which are considered fully vested and have an estimated fair value of $300 which was recognized as legal expenses immediately since the service period is undefined.

Item 3. Defaults upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits

Exhibit Number  Name and/or Identification of Exhibit

        3          Articles of Incorporation & By-Laws
                     (a) Articles of Incorporation of the Company.*
                     (b) By-Laws of the Company.*

        99         Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act pf 2002

* Incorporated by reference to the exhibits to the Compan's General Form for
Registration of Securities of Small Business Issuers on Form 10-SB, and
amendments thereto, previously filed with the Commission.

signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Stock Market Solutions, Inc.

DATE:  May 20, 2003                                 By:      /s/ Richard Smitten
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

(ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ["Evaluation Date"]; and

(iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the
     Evaluation Date;

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

Date:  May 20, 2003

/s/ Richard Smitten
President and Principal Financial Officer