Form 10QSB/A
period 2003-03-31
STOCK MARKET SOLUTIONS INC
filed 2003-05-21
CIK 1171749

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the
Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended
December 31, 2002, previously filed with the Commission.

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
                                 Balance Sheet

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

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $42,137, a deficit accumulated during the development stage of $60,437, net loss during the three months ended March 31, 2003 of $1,930, and net cash used in operations of $30 at March 31, 2003. In addition, as of March 31, 2003, we had only $18 of current cash available. Our current cash resources of $18 are insufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding.
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