Form 10QSB
period 2003-06-30
STOCK MARKET SOLUTIONS INC
filed 2003-08-19
CIK 1171749

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003

                                       OR

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______ to ______

                        Commission file number 000-49743

                          Stock Market Solutions, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)
 ----------------------------------------------------------------------

           Nevada                                         88-0443110
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification Number)

          1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708
                    (Address of Principal Executive Offices)

      (Issuer's Telephone Number, Including Area Code) 504-598-4877

                            1752 N.W. Third Terrace
                     Suite 118-c Fort Lauderdale, FL 33311
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by
Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,300,000 as of August 8, 2003.

     Transitional Small Business Disclosure Format (check one):  Yes [] No [X]

PART I - Financial Information.................................................3
   Item 1. Financial Statements........................................F-1 - F-4
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

The accompanying notes are an integral part of these financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents

                                                                         Page
                                                                      ----------

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                     Assets

                                        June 30, 2003   December 31, 2002
                                         (Unaudited)        (Audited)
                                       ----------------------------------

Current Assets
Cash                                     $   3,458            $     8
Prepaid rent                                   600                 -
                                          --------            --------

Total Current Assets                     $   4,058            $     8
                                         ---------            --------

                    Liabilities and Stockholder's Deficiency

Current Liabilities
Accounts payable                         $   4,890          $  13,215
Notes payable - stockholder                 54,890             27,300
                                          --------           --------

Total Current Liabilities                   59,780             40,515
                                          --------           --------

Stockholder's Deficiency
Common stock, par value $0.001, 50,000,000
 shares authorized, 18,300,000 shares
issued and outstanding                      18,300             18,000
Deficit accumulated during development
 stage                                     (74,022)           (58,507)
                                           -------             ------

Total Stockholders' Deficiency             (55,722)           (40,507)
                                          --------             ------

Total Liabilities and Stockholder's
         Deficiency                      $   4,058          $      18
                                          --------           --------

                                      F-1

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                  From
                                                               January 22,
                                                                  1999
                                 Three Months     Six Months   (Inception)
                                     Ended          Ended           to
                                    June 30,       June 30,       June 30,
                                2003      2002  2003      2002     2003
                             -----------------------------------------------
Revenues                     $   -    $   -    $    -    $   -    $     -
                             -----------------------------------------------

Operating Expenses
Legal                        $   -    $   -    $    330  $   -    $ 26,603
Software impairment loss         -        -         -        -       6,000
Website impairment loss          -        -         -        -         850
Amortization                     -        -         -        -         350
Accounting                     1,191    1,000     2,791    4,000    10,950
Software and website
  costs                       10,500      -      10,500      -      10,500
General and administrative     1,894      151     1,894      378    12,769
                              ----------------------------------------------
Total Operating Expenses      13,585    1,151    15,515    4,378    73,858
                              ----------------------------------------------

Net Loss                    $(13,585) $(1,151) $(15,515) $(4,378) $(68,022)
                            ------------------------------------------------
Net loss per share
   - basic and diluted      $    -    $   -    $    -    $   -   $
                            ------------------------------------------------
Weighted average number
 of shares outstanding
 during the period
   - basic and diluted   18,207,182 18,000,000 18,207,182 18,000,000
                         ---------------------------------------------------

                                      F-2

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                           From
                                                        January 22,
                                                           1999
                                    Six Months        (Inception) to
                                  Ended June 30,         June 30,
                                  2003       2002          2003
                               ---------------------- ----------------
Cash Flows from Operating
 Activities
Net loss                       $  (15,515) $ (4,378)   $     (68,022)
Adjustments to reconcile
  net loss to net cash used in
  operating activities:
Amortization                          -         150              350
Stock issued for services             300       -                300
Software impairment loss              -         -              6,000
Website impairment loss               -         -                850
Changes in operating assets
 and liabilities:
Increase (decrease) in:
Prepaid expenses                     (600)   (1,000)            (600)
Accounts payable                   (8,325)    3,000            4,890
                                 ------------------------------------

Net Cash Used in Operating
 Activities                       (24,140)   (2,228)         (56,232)
                                 ------------------------------------

Cash Flows from Investing
 Activities
Loan disbursements to officer        -           -           (10,800)
Payment for software development     -           -            (6,000)
                                 ------------------------------------
Net Cash Used in Investing
 Activities                          -           -           (16,800)
                                 ------------------------------------

Cash Flows from Financing Activities
Proceeds from common stock issuance  -           -            10,800
Proceeds from notes payable,
     related party                 27,590     2,250           65,690
                                 -----------------------------------
Net Cash Provided by Financing
 Activities                        27,590     2,250           76,490
                                 -----------------------------------

Increase (Decrease)in Cash          3,450        22            3,458

Cash and Cash Equivalents
  at Beginning of Period                8       378            -
                                 -----------------------------------

Cash and Cash Equivalents
  at End of Period               $  3,458   $   400       $   3,458
                                 -----------------------------------

                                      F-3

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2002 included in the Company's Form 10-KSB.

Activities during the development stage include development and implementation of the business plan, development of computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

Note 2   Due to Officer

During the six months ended June 30, 2003, the Company received loans totaling
$27,630 from an officer.

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

Note 4   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $59,180, a deficit accumulated during the development stage of $74,022, net loss during the six months ended June 30, 2003 of $15,515, and net cash used in operations of
$24,140 for the period. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger and/or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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
Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Management's Discussion and Analysis of
Financial Condition and Results of Operations, and Notes to the Financial
Statements, constitute "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

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
o        Establishing our website
o        Developing markets for the services we offer on our website

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business.
For the fiscal year ended December 31, 2002 and for the comparable period ended
June 30, 2002, by in large the Company was inactive.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $59,180, a deficit accumulated during the development stage of $74,022, net loss during the six months ended June 30, 2003 of $15,515, and net cash used in operations of $24,140. In addition, as of June 30, 2003, we had only $3,458 of current cash available. Our current cash resources of $3,458 are insufficient to satisfy our cash requirements over the next 12 months. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding.
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

        99         Certification Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

* Incorporated by reference to the exhibits to the Company's  General Form for
  Registration of Securities of Small Business Issuers on Form 10-SB, and
  amendments thereto, previously filed with the Commission.

                                   Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Stock Market Solutions, Inc.

DATE:  August 8, 2003                    By:   /s/ Richard Smitten
                                                   Richard Smitten
                                                   Chief Executive Officer
                                                   (Principal Financial Officer)