Form 10QSB/A
period 2003-06-30
STOCK MARKET SOLUTIONS INC
filed 2003-08-27
CIK 1171749

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

                For the transition period from ______ to _______

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

PART I - Financial Information.................................................2
   Item 1.     Financial Statements..........................................F-1
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

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents

                                                                         Page
                                                                      ----------
Balance Sheet                                                             F-1

Statements of Operations                                                  F-2

Statements of Cash Flows                                                  F-3

Notes to Financial Statements                                           F-4 -F-5

STOCK MARKET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                     ASSETS

                                                      June 30,      December 31,
                                                        2003            2002
                                                    (Unaudited)      (Audited)
                                                   -----------------------------
Current Assets
Cash                                                     3,458                8
Prepaid rent                                               600
                                                   -----------------------------
Total Current Assets                                $    4,058       $        8
                                                   -----------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                    $    4,890       $   13,215
Due to stockholder                                      54,890           27,300
                                                   -----------------------------
Total Current Liabilities                               59,780           40,515
                                                   -----------------------------
Stockholders' Equity
Common stock, par value $ 0.001,
 authorized 50,000,000 shares
 - issued and outstanding 20,600,000
   (18,000,000 - December 31, 2002)                     20,600           18,000
Additional paid-in capital                             181,700               -
 Deficit accumulated during development stage          (89,355)         (58,507)
Less deferred consulting                              (168,667)              -
                                                   -----------------------------

Total Stockholders' Equity(Deficiency)                 (55,722)         (40,507)
                                                   -----------------------------

Total Liabilities and Stockholders' Equity          $    4,058       $        8
                                                   -----------------------------

   The accompanying notes are an integral part of these financial statements.

STOCK MARKET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                                From
                                                                                            January 22,
                                                                                               1999
                                        Three Months                Six Months              (Inception)
                                           Ended                      Ended                    to
                                                                                              June
                                          June 30,                   June 30,                  30,
                                      2003         2002        2003            2002           2003
                                    ---------------------------------------------------------------------------
Revenue                             $     -      $     -       $      -      $     -        $     -
                                    ---------------------------------------------------------------------------
Operating Expenses
Legal                                     -            -             330          -            26,603
Software impairment loss                  -            -              -           -             6,000
Website impairment loss                   -            -              -           -               850
Amortization                              -            -              -           -               350
Accounting                             1,191        1,000          2,791       4,000           10,950
Consulting                             15,333          -          15,333          -            15,333
Software and website costs            10,500           -          10,500          -            10,500
General and administrative             1,894          151          1,894         378           12,769
                                    ---------------------------------------------------------------------------
Total Operating Expenses              28,918        1,151         30,848       4,378           83,355
                                    ---------------------------------------------------------------------------

Net Loss                            $(28,918)    $ (1,151)     $ (30,848)    $(4,378)       $ (83,355)
                                    ---------------------------------------------------------------------------
Loss per share - basic and diluted  $     -      $      -      $      -      $    -         $   (0.01)

                                    ---------------------------------------------------------------------------
Weighted average number of shares
 outstanding - basic and diluted    19,032,967  18,000,000    18,875,691  18,000,000       16,466,098
                                    ---------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

STOCK MARKET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                 From
                                                                                              January 22,
                                                                                                 1999
                                                                     Six Months              (Inception)
                                                                       Ended                      to
                                                                                                June
                                                                      June 30,                   30,
                                                               2003            2002             2003
                                                         -------------------------------------------------------

Cash Flows from Operating Activities

Net loss                                                  $    (30,848)   $    (4,378)     $     (83,355)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Amortization                                                        -             150                350

Stock issued for services                                       15,633             -              15,633

Software impairment loss                                            -              -               6,000

Website impairment loss                                             -              -                 850
Changes in operating assets and liabilities
Increase(decrease) in:
Prepaid expenses                                                  (600)        (1,000)              (600)
Accounts payable                                                (8,325)         3,000              4,890
                                                         -------------------------------------------------------

Net Cash Used in Operatiing Activities                         (24,140)        (2,228)           (56,232)
                                                         -------------------------------------------------------
Cash Flows from Investing Activities
Loan disbursements to officer                                       -              -             (10,800)
Payment for software development                                    -              -              (6,000)
                                                         -------------------------------------------------------
Net Cash Used in Investing Activities                               -              -             (16,800)
                                                         -------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from common stock issuance                                 -              -              10,800
Advances by stockholder                                         27,590          2,250             65,690
                                                         -------------------------------------------------------
Net Cash Provided by Financing Activities                       27,590          2,250             76,490
                                                         -------------------------------------------------------
Increase(Decrease) in Cash                                       3,450             22              3,458

Cash and Cash Equivalents at Beginning of Period                     8            378                 -
                                                         -------------------------------------------------------

Cash and Cash Equivalents at End of Period                 $     3,458     $      400         $    3,458
                                                         -------------------------------------------------------

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

Effective June 1, 2003 the Board approved one-year consulting agreements and issued under a Form S-8 filed in July 2003, 2,300,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a value of $184,000. Based on the one-year term the Company recognized $15,333 of consulting expense in June 2003 and deferred $168,667 at June 30, 2003 as a component of stockholders' equity.

Note 4   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $55,722, a deficit accumulated during the development stage of $89,355, net loss during the six months ended June 30, 2003 of $30,848, and net cash used in operations of
$24,140 for the period. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to seek additional funding. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

In July 2003 we issued an aggregate of 2,300,000 shares to three consultants.
The shares were valued at the fair market value of $0.08 per share of $184,000 in the aggregate.

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

        31         Certification Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

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