Form 10QSB
period 2003-09-30
STOCK MARKET SOLUTIONS INC
filed 2003-11-07
CIK 1171749

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,600,000 as of October 23, 2003.

     Transitional Small Business Disclosure Format (check one):  Yes [] No [X]

PART I - Financial Information....................................             4
   Item 1.     Financial Statements...............................             4
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

STOCK MARKET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                        2003            2002
                                                    (Unaudited)      (Audited)
                                                    -------------   ------------
Current Assets
Cash                                                  $      95      $      8
Prepaid rent                                                600
                                                    -------------   ------------
Total Current Assets                                        695             8
                                                    -------------   ------------
Equipment, net                                            2,175             -

Total Assets                                          $   2,870      $      8
                                                    -------------   ------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                      $   4,717      $ 13,215
Notes Payable - Officer                                  68,640        27,300
                                                    -------------   ------------
Total Current Liabilities                                73,357        40,515
                                                    -------------   ------------

Stockholders' Deficiency
Common stock, par value $ 0.001, authorized
 50,000,000 shares - issued and outstanding
 20,600,000(18,000,000 - December 31, 2002)              20,600        18,000
Additional paid-in capital                              181,700             -
 Deficit accumulated during development stage          (150,120)      (58,507)
Less deferred consulting                               (122,667)            -
                                                    -------------   ------------
Total Stockholders' Deficiency                          (70,487)      (40,507)
                                                    -------------   ------------

Total Liabilities and Stockholders' Deficiency        $   2,870      $      8
                                                    -------------   ------------

The accompanying notes are an integral part of these financial statements.
                                      (1)

STOCK MARKET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                                       From
                                                                                                    January 22,
                                                                                                       1999
                                                   Three Months                Nine Months         (Inception)
                                                      Ended                       Ended                to
                                                   September 30,               September 30,       September 30,
                                                2003          2002          2003          2002         2003
                                              ---------------------      ----------------------  ----------------
Revenue                                       $        -   $      -        $      -   $      -     $       -
                                              ---------------------      ----------------------  ----------------
Operating Expenses
Legal                                                  -        183             330        183        26,603
Software impairment loss                               -          -               -          -         6,000
Website impairment loss                                -          -               -          -           850
Amortization                                           -          -               -          -           350
Accounting                                         1,027      1,890           3,818      5,890        11,977
Consulting                                        46,000          -          61,333          -        61,333
Software and website costs                         8,000          -          18,500          -        18,500
General and administrative                         5,738        279           7,632        657        18,507
                                              ---------------------      ----------------------  ----------------
Total Operating Expenses                          60,765      2,352          91,613      6,730       144,120
                                              ---------------------      ----------------------  ----------------
Net Loss                                      $  (60,765)  $ (2,352)      $ (91,613)  $ (6,730)   $ (144,120)
                                              ---------------------      ----------------------  ----------------
Loss per share - basic and diluted            $        -   $      -       $       -   $      -    $    (0.01)
                                              ---------------------      ----------------------  ----------------
Weighted average number of shares
 outstanding - basic and diluted              20,600,000 18,000,000      19,257,875 18,000,000    16,688,247
                                              ---------------------      ----------------------  ----------------

   The accompanying notes are an integral part of these financial statements.
                                       (2)

STOCK MARKET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                    From
                                                                                 January 22,
                                                                                   1999
                                                             Nine Months        (Inception)
                                                               Ended                to
                                                           September 30,        September 30,
                                                        2003          2002          2003
                                                     ------------------------  --------------
Cash Flows from Operating Activities
Net loss                                             $   (91,613)  $   (6,730)  $   (144,120)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Amortization                                                   -          250            350
Stock issued for services                                 61,633            -         61,633
Software impairment loss                                       -            -          6,000
Website impairment loss                                        -            -            850
Changes in operating assets and liabilities
Increase(decrease) in:
Prepaid expenses                                            (600)           -           (600)
Accounts payable                                          (8,498)       3,890          4,717
                                                     ------------------------  --------------
Net Cash Used in Operating Activities                    (39,078)      (2,590)       (71,170)
                                                     ------------------------  --------------
Cash Flows from Investing Activities
 Purchase of equipment                                    (2,175)           -         (2,175)
Loan disbursements to officer                                  -            -        (10,800)
Payment for software development                               -            -         (6,000)

Net Cash Used in Investing Activities                     (2,175)           -        (18,975)
                                                     ------------------------  --------------

Cash Flows from Financing Activities
Proceeds from common stock issuance                            -            -         10,800
Proceeds from Notes Payable - Officer                     42,590        2,250         80,690
Repayments to stockholder                                 (1,250)           -         (1,250)

Net Cash Provided by Financing Activities                 41,340        2,250         90,240
                                                     ------------------------  --------------
Increase(Decrease) in Cash                                    87         (340)            95

Cash and Cash Equivalents at Beginning of Period               8          378              -
                                                     ------------------------  --------------

Cash and Cash Equivalents at End of Period           $        95   $       38   $         95
                                                     ------------------------  --------------

   The accompanying notes are an integral part of these financial statements.
                                       (3)

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

Note 2   Notes Payable - Officer

During the nine months ended September 30, 2003, the Company  received  proceeds totaling  $42,590 from an officer.  During the nine months ended  September  30,
2003, the Company repaid $1,250 to this officer. (See Note 3). The notes are non interest bearing,  unsecured and due on demand.  (See Note 6). All activity with this officer  represents a 100% concentration of all debt financing for the nine months ended September 30, 2003.

Note 3   Related Party Transactions

During the nine months ended September 30, 2003, the Company  received  proceeds totaling  $42,590 from an officer.  During the nine months ended  September  30,
2003, the Company repaid $1,250 to this officer. (See Notes 2 and 6)

Note 4   Stockholders' Deficiency

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

Effective June 1, 2003 the Board approved one-year consulting agreements and issued under a Form S-8 filed in July 2003, 2,300,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a value of $184,000. Based on the one-year term of these agreements, the Company recognized $61,333 of consulting expense for the nine months ended September
2003 and deferred $122,667 at September 30, 2003 as a component of stockholders'
deficiency.

Note 5   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $72,662, a deficit accumulated during the development stage of $150,120, net loss during the nine months ended September 30, 2003 of $91,613, and net cash used in operations of $39,078 for the period. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to seek additional funding. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 6   Subsequent Events

On October 18, 2003, the Company received proceeds totaling $2,000 from an officer. The note is non interest bearing, unsecured and due on demand. (See
Notes 2 and 3)

Item 2.  Plan of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the
Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period.
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
o        Establishing our website
o        Developing markets for the services we offer on our website

The company is active and has engaged the services of a software code writing firm located in Melbourne Florida who is working on finishing the proprietary software product called: "The Livermore Trading Program." The company has completed the encryption process and most of the actual software code writing.
The software is undergoing some beta testing at the moment and should be ready for market in early 2004. The marketing and distribution for the product is also being finalized at this time and is being coordinated with the final beta testing of the software so that both the proprietary trading program and the marketing distribution plans will hit the target market at the same time.

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business.

Our expenses increased to $60,765 from $2,352 for the three month ended
September 30, 2003 and 2002, respectively. Accounting expenses increased due to
SEC reporting requirements. Consulting and website expenses increased due to further development of our software and website. General and administrative increased primarily due to rent.

Our expenses increased to $91,613 from $6,703 for the nine month ended September
30, 2003 and 2002, respectively, principally for the same reasons.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $72,662, a deficit accumulated during the development stage of $150,120, net loss during the nine months ended September 30, 2003 of $91,613, and net cash used in operations of $39,078. In addition, as of September 30, 2003, we had only $95 of cash available. Our cash resources of $95 are insufficient to satisfy our cash requirements over the next 12 months. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding.
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

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial
Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief
Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.
There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting.

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
The shares, not issued under the Plan, were valued at the fair market value of
$.08 per share of $184,000 in the aggregate.

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

        32 Certification

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

Stock Market Solutions, Inc.

DATE:  November 7, 2003     By:      /s/ Richard Smitten
                                         Richard Smitten
                                         Chief Executive Officer
                                         (Principal Financial Officer)