Form 10KSB
period 2003-12-31
STOCK MARKET SOLUTIONS INC
filed 2004-03-18
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2003

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ________

Commission file number: 000-27795

Stock Market Solutions, Inc.
(Name of small business issuer in our charter)

Nevada	7372	88-0443110
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

106 Royal Street New Orleans, Louisiana 70130
Address of Principal Executive Offices)

(Issuer's Telephone Number, Including Area Code) 504-524-1104

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

Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year:   None

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 4, 2004: $1,139,000

        Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

        Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,600,000 as of March 4, 2004

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

        No documents are incorporated by reference into this Annual Report on Form 10-KSB.

        Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

TABLE OF CONTENTS

Part I	5
Item 1. Description of Business	5
Item 2. Description of Property	17
Item 3. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	18
PART II	18
Item 5. Market for Common Equity and Related Stockholder Matters	18
Item 6. Management's Discussion and Analysis or Plan of Operation	19
Item 7. Financial Statements	24
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	24
PART III	24
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	24
Item 10. Executive Compensation	25
Item 11. Security Ownership of Certain Beneficial Owners and Management	26
Item 12. Certain Relationships and Related Transactions	17
Item 13. Exhibits and Reports on Form 8-K	28
Item 14. Controls and Procedures	29

Part I

Item 1. Description of Business.

Business Development

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001 we changed our name to Stock Market Solutions, Inc. Our principal executive offices are located at 1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708, telephone: 504-598-4877

Stock Market Solutions:

o was inactive until entering the development stage in January 1999;
        o has no operating history;
        o has earned no revenues;
        o has insufficient cash resources to satisfy its cash requirements over the next 12 months; and
o has no sources of funding identified.

We offer a teaching and a computer trading program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. We will use the Internet to execute this on-line computer based stock trading system which will show stock market traders how to use a trading program which they can learn, practice and then, if they so desire, use for their own account.

As Jesse Livermore said, “Wall Street never changes, the pockets change, the stocks change, but Wall Street never changes, because human nature never changes.” “The Amazing Life of Jesse Livermore — World’s Greatest Stock Trader,” written by Richard Smitten, published by Traders Press in November 1999. We believe Jessie Livermore’s system is applicable to traders today because we believe many traders in the stock market today trade based upon the same human behavioral patterns as traders in the early 20th century.

Livermore believed that the stock market was driven by humans and humans are driven by their emotions, not their intellect and the key to trading the market was to try and understand and anticipate this emotional behavior . This human emotional factor, he explained, was why recurring patterns occurred. Livermore believed that these patterns reoccur because the same human behavior reoccurs and the stock patterns are nothing more than a reflection of human emotions and behavior in the stock market.

In general, the system developed by Livermore involves the following principles:

o	Tandem Trading — When Livermore bought a stock, say the Ford Motor Company, he would also track General Motors because he believed that similar stocks move in tandem, so when both turn in trend it is an indication as to which way the stock is going to go.

o	Industry Group Trading — Livermore believed that stocks move together in an industry group and they change direction as an industry group. If, for instance, the leader of the chip manufacturing group changes direction, one will almost always see all the stocks in the chip manufacturing computer group change direction.

o	Top Down Trading — Livermore believed that one should not trade against the basic trend of the overall market so he was very careful in his analysis to try and determine the basic trend of the overall market. He would also trade both sides of the market —long and short. So, as a current example, if he believed the NASDAQ was in a downtrend he would not be long any NASDAQ stocks.

o	The 10% Rule — Livermore believed a trader should never sustain a loss of more than 10% of invested capital and that if the trader did sustains a loss of 10% or more, the rule was that the trader must close out his position — no questions asked — just close it out.

o	The Always Pay More Buying Rules — Livermore believed that one must not take a full position all at once. He believed that one should buy 20% first and buy the second 20% only if the stock has moved up in price. The same would be true of the remaining buying positions of a further 20%, and the final 40% — all bought at higher prices. The reason for this was that if the stock moved up in price it proved one had made the right decision in the first place.

We are the outgrowth of over four years of development of a computer-based stock trading system software design and development by Richard Smitten, president, and Dennis Kranyak anticipated to become executive vice president and Greg McFarland who has been writing the computer code for our trading suystem on an outsourcing basis.

Since our inception we have devoted our activities to the following:

o	Developing our business plan o Obtaining and developing necessary intellectual property

o	Establishing our website

o	Determining the market for the services we intend to offer on our website.

We have never been the subject of any bankruptcy or receivership action. We have had no reclassification, merger, and consolidation.

The current status of our two programs is as follows:

o	Trading system – Further engineering in the form of writing the final software code for the product is still necessary in order to develop our final product. The concepts, analytics, and basic graphic design features have been decided on. What is left is the actual final Java code writing to implement the software system.

Principal Products and Services

Our Jesse Livermore stock market trading software is designed to provide general educational investment information consisting of:

o	A computer-based trading system that also offers analysis and interpretation of data based upon a particular type of trading system—the Jesse Livermore system.

o	Two variations of the trading program-one for the mutual and hedge fund traders and a second system for the non-institutional investor.

o	Stock quotations and other market data in real time.

        The two trading programs are aimed at basically all stock market traders. They, and any persons using the software, are cautioned that before making any investment decisions to consult a qualified financial advisor to consider which investments are best suited to them, their risk tolerance, and their current financial situation and abilities.

We are currently developing two software products

o	Jesse Livermore stock trading program for mutual fund and hedge fund traders

o	Jesse Livermore stock trading program for non-intitutional traders.

These products are based upon trading principles of Jesse Livermore, a stock trader who lived from 1877 — 1940.

The company also has the stock trading rights to Livermore’s own book: “How To Trade In Stocks,” written by Jesse Livermore with added material by Richard Smitten, published by Traders Press in 2001, at page 164.

Our theory is that after a trader learns how the Livermore trading system works they can use the principles on which the program is based for their trading.

All the company’s programs will be accessed from our website, www.stockmarketsolutions.org. Our website development has progressed as follows:

o From February of 1999 —Working on overall design and technical aspects
        o January 10, 2002 — Initiation of Beta test of website
o February 13, 2002 — Successful completion of Beta test and posting of website for public viewing.

It is anticipated that each individual mutual or hedge fund firm that uses these programs will pay $1,500.00 per month. We will be offering a second program to the non-institutional traders for a fee of $500 per month. We intend to offer all our customers a 45-day free trial period. If the customer is not satisfied during the first 45 day period, he will receive a full rebate. Thereafter, a customer can cancel with 45 days notice. We cannot predict how long traders will use our program. We believe that so long as a trader is using the system and making money, they will not discontinue use of our product. Our revenue recognition policy provides the following: Revenue receipts from a customer during the customer’s 30-day trial period will be recorded as a deferred liability and recognized when the refund period expires. Revenue receipts after the 45-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period.

Our Marketing Program

We anticipate that we will sell our products either directly through sales calls, or our website, stockmarketsolutions.org, or as a result of referrals from our affiliate alliance partners and Internet sites to be connected to our site. We have no current partnering and/or marketing relationships.

Our target market is an experienced stock market trading firm or individual who wants to use a computer based trading program. Our definition of an experienced stock market trader is a person who is an employee of and trades on behalf of a brokerage firm or mutual fund, or perhaps a hedge fund or a trader who has one or more years of trading experience.

Our programs are designed to educate investors and traders with experience about stock trading and explain how they can use our particular method of trading to improve their trading results for themselves or the firm they work for.

Initially, we intend to advertise and place links on other financial websites such as Nirvana Systems and Telescan. These sites will receive from 20 to 25% of their revenues from users who ultimately subscribe to our kind of services and are sourced by these websites. No such agreements are in place.

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

We anticipate using Esignalas our Internet service provider. As of the date of this report, we have no firm agreement with Esignal However, even if we are unable to reach an agreement with them, we believe there are many other alternative suppliers of this service at approximately the same cost.

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

There are also a number of companies that are beginning to offer various stock trading software. These companies include: Omnitrader/Stocks Edition, Trade Station, AIQ — Stock Expert, Vector Vest, Meta Stock pro and Professional Analyst by TrendSetter software.

These competitors have the following advantages over the services that we now offer:

o Being operational o A larger sales force o Greater brand recognition o A longer corporate history

We intend to compete effectively or overcome these competitive advantages based upon the fact that our program has the following components:

o	A computer-based trading system that also offers analysis and interpretation of data based upon a specific trading system, the Jesse Livermore system of stock trading

o	Two separate systems-one for the professional mutual and hedge funds and one for the non-institutional trader.

o	Stock quotation and other market data

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

From our inception to December 31, 2003, we incurred operating losses of $197,647 and had a net stockholders deficiency of $78,014. In addition, as of December 31, 2003, we had only $550 of current cash available. Our current cash resources of $550 are not sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so in the future now that we have secured qualification for quotation of our securities on the over the counter bulletin board.

Accordingly, due to uncertainty, there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

Stock Market Solutions’ financial statements do not include any adjustments to asset carrying values or the classification of liabilities that might result should Stock Market Solutions be unable to continue as a going concern.

Because of the lack of these adjustments, there is risk in using Stock Market Solutions’ financial statements.

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
Our essential computer software may become obsolete within a short period of time. In addition, we face competition from other companies in the Internet software stock trading business that may have superior alternative technologies. These companies include: Omnitrader/Stocks Edition, Trade Station, AIQ — Stock Expert, Vector Vest, Meta Stock Pro Version and Professional Analyst by TrendSetter software. We will initially use technology and software based upon only one type of trading system. Consumers may prefer other alternative technologies or systems that have perceived or actual advantages to our technology.

Because stock market traders may obtain other advice concerning stock trading for free, our revenues may be reduced.
We will charge mutual and hedge fund stock market traders a fee of $1,500 per month to use our trading system.and $500 per month for non-institutional traders. There are also possible alternative forms of securing investment advice for free. For instance, many stockbrokers and mutual funds have in-house analysts that offer the firm, in effect, free investment advice. Accordingly, if we are unable to distinguish the advantages of our fee based services from internal in-house investment advice services that are offered for free, our revenues will be reduced.

Because we offer refunds if our customers aren’t satisfied during the first 45 days they use our programs, we may have to make substantial refunds, which will reduce our revenues.

We intend to offer all our customers a 45-day free trial period. The fee is first collected and then refunded to the customer if they are in any way dissatisfied with the our product. Substantial requests for refunds will reduce our revenues.

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

The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users’ information and transactions, our customer relationships will be harmed. Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

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

Our executive officer, director Richard Smitten, and holder of 5% or more of our outstanding common stock beneficially owns approximately 30% of our outstanding common stock. This individual will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Our management decisions are made by our founder and Chairman of the Board, Mr. Richard Smitten; if we lose his services, our revenues may be reduced.

The success of our business is dependent upon the expertise of our Chairman of the Board, Mr. Richard Smitten. Because Mr. Smitten is essential to our operations, you must rely on his management decisions. Our Chairman of the Board, Mr. Richard Smitten will continue to control our business affairs after the filing. We have not obtained any key man life insurance relating to Mr. Richard Smitten. If we lose his services, we may not be able to hire and retain another Chairman of the Board with comparable experience. As a result, the loss of Mr. Richard Smitten’s services could reduce our revenues.

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

There are 6,000,000 shares of our common stock held by Mr. Smitten that Rule 144 of the Securities Act of 1933 defines as restricted securities. There are 10,800,000 shares of our common stock held by non-affiliates that are also restricted securities but which securities may currently be resold under Rule 144(k). The remaining shares have been registered under the Securities Act of 1933 and may be resold without restrictions.

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

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Our stock trades on the over-the-counter bulletin board; because the bulletin board does not operate under the same rules and standards as the Nasdaq stock market, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. Nasdaq has no business relationship with issuers of securities quoted on the over-the-counter bulletin board. The SEC’s order handling rules, which apply to Nasdaq-listed securities don’t apply to securities quoted on the bulletin board.

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

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

Investors must contact a broker dealer to trade bulletin board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

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

Item 2. Description of Property.

Our executive offices are located at 108 Royal Street suite 300, New Orleans, LA 701301000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708, telephone: 504-598-4877. On August 15, 2003, we entered into a one year rental agreement with Minutis Investments, Inc. Under the terms of the agreement, we are obligated to pay $1200 per month in rent. We also paid $600 for a refundable security deposit. Subsequent to entering into this rental agreement, we entered into a sub lease rental agreement with our sole corporate officer. Under the terms of the sub lease, the officer would be required to pay to us $600 per month.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our stock became qualified for quotation on the over the counter bulletin board under the symbol “SMKT” in 2002. However, as of December 31, 2002, there has been no trading in our stock. In 2003 on April 1 we began trading on the bulletin boards

High and Low Sales Prices for each quarter within the last two fiscal years.*

	HIGH (Price per Share $)	LOW (Price per Share $)
Mar 03 June 03 Sept 03 Dec 03	.50 ..12 ..10 .6	.12 .3 .3 .3

*	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of recorded holders of the Company’s common stock as of December 31, 2003 is approximately 75.

Penny Stock Considerations

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

o	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

o	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

Overview

Stock market traders can trade the stock market using our proprietary software system, supplied on the Internet. The Livermore trading system is designed to help stock market traders utilize a computer based trading program using the principals of the Jessie Livermore trading system. Our only future source of revenue is through subscriptions to our software products.

The primary methodology of the trading system is based on stock trader Jesse Livermore’s methods and techniques that he developed in over forty-five years of trading the market as outlined in two books:

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

December 31, 2003 vs. December 31, 2002

Income Statement	Year end December 31 2003 2002	Reason
Revenues

Cost of Revenues

Gross Profit

Operating Expenses:

Depreciation

  Legal

Website impairment

Amortization

Accounting

Consulting

Software and Website Costs

General and
Administrative

Total Operating Expenses

0 0 0 109 $830 0 0 4,318 107,333 20,292 12,258 $145,140	0 0 0 0 $183 850 350 8,159 0 0 7,493 $17,035	We have not generated any revenues as of this date. We intend to charge $1,500 per month per seat to our customers for full use of our Jesse Livermore software. At the rate of each hundred subscribers, we will receive a gross income of $150,000 per month, assuming collection of all receivables.

Purchased equipment

Expenses associated with Form SEC compliance not incurred in 2002

Costs written off in 2002 due to uncertainty of recovery

Assets depreciated

Audit costs, which will continue to be incurred in accordance with SEC reporting company status, although the price has been reduced due to negotiation of accounting fees.

Issuance of stock to consultants

Increased payments to third parties for these
services.

More administrative costs as we continued
development of our business

Primarily increased due to consulting and software
and website costs.

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

Plan of operations:

We plan to accomplish our future plan of operations as follows:

EVENT OR MILESTONE PERTAINING TO PRODUCT DEVELOPMENT	TIME FRAME FOR IMPLEMENTATION	METHOD OF ACHIEVEMENT	ESTIMATED COST LOW END HIGH END
Finish off existing software	Fiscal Year 2004	Hire a professional	$55,000	to
including the Jesse Livermore		software-writing firm to	$150,000
trading simulator		finish software

EVENT OR MILESTONE PERTAINING TO SALES AND MARKETING	TIME FRAME FOR IMPLEMENTATION	METHOD OF ACHIEVEMENT	ESTIMATED COST LOW END HIGH END
Conduct a North American public	Fiscal Year 2004	Hire a professional public	$65,000 to $150,000
relations and media advertising		relations firm. Place
campaign		interviews and a small
amount of media
advertisements in nationally
recognized newspapers and
trade publications.
Conduct a North American direct mail	Fiscal Year 2004	Hire a professional trade	$55,000 to $300,000
campaign aimed at brokers and mutual		show promotions firm.
fund traders		Attend various trade shows
and public engagements as
advised to promote our
services.
Conduct various seminars to	Fiscal Year 2004	As required, depending on	$30,000 to $100,000
Universities, conventions, stock		nature and duration of
brokerage firms and mutual funds to		travel.
provide information on the Livermore
trading approach
Hire a corporate sales manager	Fiscal Year 2004	Through in-house efforts.	Salaries - $65,000

EVENT OR MILESTONE PERTAINING TO CUSTOMER SUPPORT	TIME FRAME FOR IMPLEMENTATION	METHOD OF ACHIEVEMENT	ESTIMATED COST
Hire two customer support	Fiscal Year 2004	Through in-house efforts.	Salarie	s
staff			$65,000

Total Low End Cost — $335,000
Total High End Cost — $800,000
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

Liquidity and capital resources

From our inception to December 31, 2003, we incurred operating losses of $197,647 and had a net stockholders deficiency of $78,014. In addition, as of December 31, 2003, we had only $550 of current cash available. Our current cash resources of $550 are not sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan. We feel we need a minimum 335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so in the future now that we have secured qualification for quotation of our securities on the over the counter bulletin board.

Accordingly, due to uncertainty, there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

Until financing has been received, all our costs, including those associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so. Amounts due to our sole corporate officer consist of various advances that are non-interest bearing, unsecured, promissory notes which are due on demand. Total notes payable at December 31, 2003 were $77,540. During January and February 2004, the our sole corporate officer advanced us an additional $22,000 on the same basis.

Item 7. Financial Statements.

Stock Market Solutions, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2003 and 2002

Stock Market Solutions, Inc.
(A Development Stage Company)

Independent Auditors’ Report

To the Board of Directors of:
Stock Market Solutions, Inc.

We have audited the accompanying balance sheet of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2003 and 2002 and for the period from January 22, 1999 (inception of development stage) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2003, and the results of its operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2003 and 2002 and for the period from January 22, 1999 (inception of development stage) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 reflected in the accompanying financial statements, the Company has a net loss of $145,140 and net cash used in operations of $47,523 for the year ended December 31, 2003 and a working capital deficiency of $80,080, deficit accumulated during the development stage of $203,647 and a stockholders’ deficiency of $78,014 at December 31, 2003 and is a development stage company with no revenues. Those matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 4, 2004

Stock Market Solutions, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2003

ASSETS
Current Assets
Cash	$550
Security deposit	600

Total Current Assets	1,150

Equipment, net	2,066

Total Assets	$3,216

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$3,690
Note payable - stockholder	77,540

Total Current Liabilities	81,230

Total Liabilities	81,230

Stockholders' Deficiency
Common stock, $0.001 par value, 50,000,000 shares
authorized, 20,600,000 issued and outstanding	20,600
Additional paid-in capital	181,700
Deficit accumulated during development stage	(203,647)

(1,347)
Less: Deferred consulting fee	(76,667)

Total Stockholders' Deficiency	(78,014)

Total Liabilities and Stockholders' Deficiency	$3,216

See accompanying notes to financial statements

Stock Market Solutions, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2003 2002		For the period from January 22, 1999 (Inception) to December 31, 2003
Operating Expenses
Depreciation	$109	$--	$109
Legal	830	183	27,103
Software impairment loss	--	--	6,000
Website impairment loss	--	850	850
Amortization	--	350	350
Accounting	4,318	8,159	12,477
Consulting	107,333	--	107,333
Software and website costs	20,292	--	20,292
General and administrative	12,258	7,493	23,133

Total Operating Expenses	145,140	17,035	197,647

Loss from Operations	(145,140)	(17,035)	(197,647)

Net Loss	$(145,140)	$(17,035)	$(197,647)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year - basic and diluted	19,596,164	18,000,000	16,887,738

See accompanying notes to financial statements

Stock Market Solutions, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
From January 22, 1999 (Inception of Development Stage) to
December 31, 2003

	Common Stock Shares Amount		Additional Paid - in Capital	Accumulated During Development Stage	Deferred Consulting	Total
Common stock issued to founder for book and
software rights	6,000,000	$6,000	$--	$(6,000)	$--	$--
Common stock issued for cash	9,630,000	9,630	--	--	--	9,630
Common stock issued to vendor for website
development	1,200,000	1,200	--	--	--	1,200
Net loss, 1999	--	--	--	(13)	--	(13)

Balance, December 31, 1999	16,830,000	16,830	--	(6,013)	--	10,817
Common stock issued for cash	310,000	310	--	--	--	310
Net loss, 2000	--	--	--	(679)	--	(679)

Balance, December 31, 2000	17,140,000	17,140	--	(6,692)	--	10,448
Common stock issued for cash	860,000	860	--	--	--	860
Net loss, 2001	--	--	--	(34,780)	--	(34,780)

Balance, December 31, 2001	18,000,000	18,000	--	(41,472)	--	(23,472)
Net loss, 2002	--	--	--	(17,035)	--	(17,035)

Balance, December 31, 2002	18,000,000	18,000	--	(58,507)	--	(40,507)
Common stock issued for services	300,000	300	--	--	--	300
Common stock issued for consulting services	2,300,000	2,300	181,700	--	(168,667)	15,333
Amortization of deferred consulting expense	--	--	--	--	92,000	92,000
Net loss, 2003	--	--	--	(145,140)	--	(145,140)

Balance, March 31, 2003	20,600,000	$20,600	$181,700	$(203,647)	$(76,667)	$(78,014)

See accompanying notes to financial statements

Stock Market Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2003 2002		For the period from January 22, 1999 (Inception) to December 31, 2003
Cash Flows from Operating Activities:
Net loss	$(145,140)	$(17,035)	$(197,647)
Adjustment to reconcile net loss to met cash used in
operating activities:
Amortization	--	350	350
Depreciation	109	--	109
Stock issued for services	107,633	--	107,633
Software impairment loss	--	--	6,000
Website impairment loss	--	850	850
Changes in operating assets and liabilities:
Increase (decrease) in:
Security deposit	(600)	--	(600)
Accounts payable	(9,525)	13,215	3,690

Net Cash Used in Operating Activities	(47,523)	(2,620)	(79,615)

Cash Flows from Investing Activities:
Purchase of equipment	(2,175)	--	(2,175)
Loan disbursements to officer	--	--	(10,800)
Payment for software development	--	--	(6,000)

Net Cash Used in Investing Activities	(2,175)	--	(18,975)

Cash Flows from Financing Activities:
Proceeds from common stock issuace	--	--	10,800
Proceeds from notes payable - related party	51,590	2,250	89,690
Repayment on notes payable - related party	(1,350)	--	(1,350)

Net Cash Provided by Financing Activities	50,240	2,250	99,140

Net Increase (Decrease) in Cash and Cash Equivalents	542	(370)	550
Cash and Cash Equivalents at Beginning of Period	8	378	--

Cash and Cash Equivalents at End of Period	$550	$8	$550

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$--	$--	$--

Taxes	$--	$--	$--

See accompanying notes to financial statements

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

Note 1 Nature of Business and Summary of Significant Accounting Policies

      (A) Description of Business

Stock Market Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in June 1994. The Company was inactive until January 1999 when it entered the development stage. The Company offers computer programs designed to provide educational/instructional assistance and aid to stock market traders. The Company intends on leasing the program to customers via its website.

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

Significant estimates in 2003 include an estimate of the deferred tax asset valuation allowance, depreciable lives on property and equipment and valuation of stock based compensation.

      (C) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

      (D) Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related asset of five years.

      (E) Website Development Costs

In accordance with EITF Issue No. 00-2, the Company accounts for its website in accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).

SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years. (See Note 3)

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

      (F) Software Development Costs

The Company accounts for the research and development costs and production costs of computer software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). Under SFAS No. 86 all costs incurred to establish the technology feasibility of computer software to be sold, leased, or otherwise marketed are considered research and development expenses that are expensed as incurred. Costs of producing product masters which include coding and testing performance subsequent to establishing technological feasibility but before the product is available for general release to customers are capitalized and amortized on a straight-line basis over the assets estimated useful life.

      (G) Long-Lived Assets

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

      (H) Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

      (I) Promoter Contribution and Contributed Services

The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter’s original cost basis. The value of services provided to the Company by its sole officer was nominal through December 31, 2003. Accordingly, no expense has been recognized (See Note 2).

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

      (J) Revenue Recognition

The Company intends on generating revenue from user subscriptions to the stock market trading and simulator programs. All customers will be offered a 30-day trial period in which they may receive a full refund and after such period, customers may cancel their subscriptions with 60 days notice. Payments from a customer during the customer’s 30-day trial period will be recorded as a deferred liability and recognition will begin when the refund period expires. Revenue receipts after the 30-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period. The Company will also account for revenues pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101. As of December 31, 2003, no revenues have been generated.

      (K) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

      (L) Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2003, there were no common stock equivalents outstanding which may dilute future earnings per share.

      (M) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and notes payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

      (N) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as ” variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

Note 2 Software and Impairment Loss

During 2000, pursuant to a consulting agreement, the Company paid $6,000 to a third party who has an employment agreement with the Company for future employment, towards the development of its proprietary stock market trading software which is to be leased to users over the Company’s website. The costs were capitalized on the balance sheet pursuant to SFAS No. 86. The Company intended to amortize these costs on a straight-line basis over a period of three years once the software was placed in service. The consulting agreement stipulates an additional $6,000 due upon completion of the entire job. At December 31, 2001, the Company evaluated the recoverability of the capitalized software cost, and due to the uncertainty, recognized an impairment loss of $6,000.

Note 3 Website Development Costs and Impairment Loss

During the year ended December 31, 1999, the Company capitalized $1,200 in common stock paid to a third party contractor to develop the Company’s website. This agreement with the contractor grants the Company exclusive ownership and permission to the website (See Note 5). Amortization over a three year period began when the website was placed in service in February 2002. Amortization expense for the years ended December 31, 2003 and 2002 was $0 and $350, respectively.

At December 31, 2002, the Company evaluated the recoverability of the capitalized website development cost, and due to the uncertainty, recognized an impairment loss of $850.

Note 4 Notes Payable – Related Party

Amounts due to the company’s sole corporate officer consist of various advances that are non-interest bearing, unsecured, promissory notes which are due on demand. Total notes payable at December 31, 2003 were $77,540. (See Note 6)

Note 5 Stockholders’ Deficiency

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
December 31, 2003

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

On February 25, 2003, the Company issued 300,000 common shares for $0.001 per share or an aggregate $300 for legal services performed (See Note 9).

On June 1, 2003, the Company issued 2,300,000 common shares for $0.001 per share pursuant to three separate one-year consulting agreements. For financial accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a fair value of $184,000. Based on the one-year term of these consulting agreements, the Company recognized $107,333 of consulting expense for the year ended December 31, 2003 and deferred the remaining $76,667 at December 31, 2003 as a component of stockholder’s deficiency.

Note 6 Related Party Transactions

Amounts due to the Company’s sole corporate officer consist of various advances. At December 31, 2003 an aggregate $77,540 in advances from the sole corporate officer were outstanding (See Note 4).

During 2003, the Company entered into a sub lease rental agreement with its sole corporate officer (See Note 8(B)).

Note 7 Income Taxes

There was no income tax expense for the years ended December 31, 2003 and 2002 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2003	2002
Computed "expected" tax expense (benefit)	$(49,347)	$(5,792)
Effect of net operating loss carryforward	49,347	5,792

Computed "expected" tax expense (benefit)	$--	$--

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$67,199	$17,852

Total gross deferred tax assets	67,199	17,852
Less valuation allowance	(67,199)	(17,852)

Net deferred tax assets	$--	$--

The Company has a net operating loss carryforward of approximately $197,647 available to offset future taxable income expiring between 2020 and 2023.

The valuation allowance at December 31, 2002 was $17,852. The net change in valuation allowance during the year ended December 31, 2003 was an increase of $49,347.

Note 8 Commitments

(A) Employment agreements

Since inception, the Company entered into employment agreements (the “Agreements”) with four individuals for a term of one year, and each agreement stipulates annual cash compensation. Each Agreement becomes effective upon completion of the planned registration of selling security holders of Stock Market Solutions, Inc. As of December 31, 2003, the Company has not yet commenced a formal registration of its securities. Accordingly, no accrued compensation is required as of December 31, 2003 (See Note 11).

(B) Rental agreement

On August 15, 2003, the Company entered into a one year rental agreement. Under the terms of the agreement, the Company would be obligated to pay $1,200 per month in rent. The Company also paid $600 for a refundable security deposit which is reflected in the accompanying balance sheet. Subsequent to entering into this rental agreement, the Company entered into a sub lease rental agreement with its sole corporate officer. Under the terms of the sub lease, the officer would be required to pay the Company $600 per month. As of December 31, 2003, the Company has recognized $2,546 in net rent expense (See Note 6). The rental agreement may be renewed for a one year term at a mutually agreed upon monthly rental amount.

Stock Market Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

Note 9 Stock Award Plan

The 2003 Stock Award Plan (the “Plan”) of the Company is for selected employees, officers, directors, and key consultants and advisors to the Company. The Plan shall become effective as of February 25, 2003 (the “Effective Date”) and shall terminate on December 31, 2003. The total number of shares of common stock available under the Plan shall not exceed in the aggregate 1,000,000. Such shares may be treasury shares or authorized but unissued shares. The Board may award and issue shares of common stock under the Plan to an eligible individual (“Stock Award”). The Board in its discretion and subject to the provisions of the Plan may, from time to time, grant to eligible individuals of the Company Stock Awards. Stock Awards may be made in lieu of cash compensation or as additional compensation. Stock Awards may also be made pursuant to performance-based goals established by the Board. The Company may, but shall not be obligated to, register any securities covered by a Stock Award pursuant to the 1933 Act. The Board may at any time alter, suspend or terminate the Plan. The Company may, for cause, cancel and the employee shall forfeit all outstanding Stock Awards which are not fully vested. On February 25, 2003, the Company issued 300,000 shares of its common stock having a fair value of $300 for legal services (See Note 5).

Note 10 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $145,140 and net cash used in operations of $47,523 for the year ended December 31, 2003 and a working capital deficiency of $80,080, deficit accumulated during the development stage of $203,647 and a stockholders’ deficiency of $78,014 at December 31, 2003 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Company has essentially been inactive during 2003 while it was in the process of completing its registration statement on Form 10-SB and attempting to obtain quotation status on the Over the Counter Bulletin Board. Other than the liabilities reflected on the accompanying balance sheet at December 31, 2003, future expenses to maintain the Company’s existence as a 1934 Securities and Exchange Act reporting company include: accounting, auditing, Edgar, legal, and stock transfer agent fees. The Company plans on raising capital through private placements to pay the above corporate expenses as well as to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 11 Subsequent Events

During January and February 2004, the Company’s sole corporate officer advanced $22,000 to the Company. The advances are non-interest bearing, unsecured, promissory notes which are due on demand.

On March 16, 2004, the Company’s board of directors adopted a resolution to terminate all employment agreements (See Note 8(A).

        Audit Fees

For fiscal year end 12/31/03:    $4,318
For fiscal year end 12/31/02:    $8,159

        No other fees as specified in Item 9(e) of Schedule 14A charged.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of theExchange
Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Richard Smitten	63	Chairman of the Board

Mr. Richard Smitten joined us at inception in June 1994. From July 1985 to date, has been an author. He has written and published 11 books. Prior to 1985 Mr. Smitten was the executive vice-president of MTS International a global personnel company. Before that, Mr. Smitten was the Canadian marketing director for the Vicks consumer goods company, makers of Vicks Vaporub and cold products, Lavoris and Clearasil. Mr. Smitten is a graduate of University of Western Ontario, located in London Ontario. His last two books were on the stock market and written for Trader’s Press and John Wiley and Sons.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

From inception to date, we have not paid any compensation to our officer and director.

Employment Agreements

Name	Term of Agreement (1)	Monthly salary for initial year	Salary renegotiated annually	Key man life insurance
	1 year thereafter,	$7000	Yes	No
Richard Smitten	with 2 annual
	renewal options

(1)     This refers to a registration statement under the 1933 Act that we may file in the future. The agreements would commence upon selling minimum number of shares under an SEC registration statement for an offering of our common stock by us, if and when the registration statement is filed and declared effective.

The agreement is subject to certain termination provisions. Compensation will be reviewed annually plus bonuses at our discretion.

The agreement may be terminated with no notice for cause, including, but not limited to the following:

o Neglect of duties

o Dishonesty or fraud

o Theft

o Breach of fiduciary duties

o Breach of certain covenants in the agreement

It may be terminated by the employee, at any time, for any reason whatsoever, upon one month written notice. It may be terminated by the employer, in its sole discretion and for any reason whatsoever, by providing the employee with 2 weeks’ written notice of termination, or immediately, by paying the employee an amount equal to the period of notice.

The agreement contains a covenant not to compete which provides that the employee won’t work for a competitor during the term of the agreement and for one year thereafter.

All other employment agreements have been terminated.

Board Compensation

Our director does not receive cash compensation for his services as director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of December 31, 2003, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

Name address of beneficial owner	Amount of beneficial ownership	Percentage
Richard Smitten	6,000,000	30%
1752 NW 3rd Terrace
Suite 118-c
Fort Lauderdale, Fl
33311

Dennis Kranyak	1,400,000	7%
6397 Union Mill Road
Clifton, VA
20124 - 1108

All directors and	6,000,000	30%
executive officers as a
group (one person)

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 20,600,000 shares of common stock outstanding as of December 31, 2003.

Item 12. Certain Relationships and Related Transactions.

We have obtained from Mr. Smitten the exclusive right to utilize the information contained in both of his Jesse Livermore books as the basis of the Jesse Livermore computer trading system. These books are:

o "Jesse Livermore: World's Greatest Stock Trader."

o "How To Trade in Stocks."

Mr.     Smitten obtained the rights assigned to us related to Mr. Livermore’s book “How To Trade in Stocks,” including copyright and name use, from Mr. Livermore’s sole heir, Patricia Livermore, by agreement dated March 13, 2000.

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

Our executive offices are located at 108 Royal Street Suite 300New Orleans LA 70130 telephone: 504-561-1104 On August 15, 2003, we entered into a one year rental agreement with Menutis Investments. Under the terms of the agreement, we are obligated to pay $1,200 per month in rent. We also paid $600 for a refundable security deposit. Subsequent to entering into this rental agreement, we entered into a sub lease rental agreement with our sole corporate officer. Under the terms of the sub lease, the officer would be required to pay the us $600 per month.

We believe that all these transactions were entered into on terms as favorable as could have been obtained from unrelated third parties because, based upon our experience in the industry, we believe we would have had to pay independent third parties more for comparable assets or services.

Amounts due to our sole corporate officer consist of various advances that are non-interest bearing, unsecured, promissory notes which are due on demand. Total notes payable at December 31, 2003 were $77,540. During January and February 2004, the our sole corporate officer advanced us an additional $22,000 on the same basis. We made no loan repayments to Mr. Smitten in 2003.

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

(a)     List of documents filed as part of this Report:

        None

(b)     Exhibits:

        The following exhibits listed are filed as part of this Report:

        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Richard Smitten

        32.1 Section 1350 Certification, Richard Smitten

Item 14. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature
Principal Executive Officer Principal Accounting Officer Principal Financial Officer	Richard Smitten Richard Smitten Richard Smitten	March 18, 2004 March 18, 2004 March 18, 2004	/s/ Richard Smitten /s/ Richard Smitten /s/ Richard Smitten

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Richard Smitten	Richard Smitten	Director	March 18, 2004