Form 10QSB
period 2004-03-31
STOCK MARKET SOLUTIONS INC
filed 2004-05-19
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2004

OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from to

Commission file number 000-49743

Stock Market Solutions, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0443110
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708
(Address of Principal Executive Offices)

(Issuer’s Telephone Number, Including Area Code) 504-598-4877

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,600,000 as of May 7, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - Financial Information
   Item 1. Financial Statements
   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations
   Item 3. Controls and procedures
PART II - OTHER INFORMATION
   Item 1. Legal Proceedings
   Item 2. Changes in Securities
   Item 3. Defaults upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits
3 3 4 5 6 6 6 6 6 6 6

PART I — Financial Information

Item 1. Financial Statements

Stock Market Solutions, Inc.
(A Development Stage Company)

Contents

Page
Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 - F-5

ASSETS	March 31, 2004 (Unaudited)	December 31,2003
Current Assets

Cash	$ 5,168	$ 550

Security deposit	600	600

Total Current Assets	5,768	1,150

Equipment, net	5,779	2,066

Total Assets	$ 11,547	$ 3,216

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities

Accounts payable	$ 8,410	$ 3,690

Note payable - stockholder	102,037	77,540

Total Current Liabilities	110,447	81,230

Total Liabilities	110,447	81,230

Stockholders' Deficiency
Common stock, $0.001 par value, 50,000,000 shares

authorized, 20,600,000 issued and outstanding	20,600	20,600

Additional paid-in capital	181,700	181,700

Deficit accumulated during development stage	(270,533)	(203,647)

	(68,233)	(1,347)

Less: Deferred consulting fee	(30,667)	(76,667)

Total Stockholders' Deficiency	(98,900)	(78,014)

Total Liabilities and Stockholders' Deficiency	$ 11,547	$ 3,216

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the period from January 22, 1999 (Inception) to March 31, 2004
Operating Expenses

Depreciation	$ 284	$ --	$ 393

Legal	--	330	27,103

Software impairment loss	--	--	6,000

Website impairment loss	--	--	850

Amortization	--	--	350

Accounting	4,720	1,600	17,197

Consulting	46,000	--	153,333

Software and website costs	--	--	20,292

General and administrative	15,882	--	39,015

Total Operating Expenses	66,886	1,930	264,533

Loss from Operations	(66,886)	(1,930)	(264,533)

Net Loss	$ (66,886)	$ (1,930)	$ (264,533)

Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding

during the year - basic and diluted	20,600,000	18,113,333	20,600,000

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the period from January 22, 1999 (Inception) to March 31, 2004
Cash Flows from Operating Activities:

Net loss	$(66,886)	$(1,930)	$(264,533)
Adjustment to reconcile net loss to met cash used in
operating activities:

Amortization	--	--	350

Depreciation	284	--	393

Stock issued for services	46,000	300	153,633

Software impairment loss	--	--	6,000

Website impairment loss	--	--	850
Changes in operating assets and liabilities:
Increase (decrease) in:

Security deposit	--	--	(600)

Accounts payable	4,720	1,600	8,410

Net Cash Used in Operating Activities	(15,882)	(30)	(95,497)

Cash Flows from Investing Activities:

Purchase of equipment	(3,997)	--	(6,172)

Loan disbursements to officer	--	--	(10,800)

Payment for software development	--	--	(6,000)

Net Cash Used in Investing Activities	(3,997)	--	(22,972)

Cash Flows from Financing Activities:

Proceeds from common stock issuace	--	--	10,800

Proceeds from notes payable - related party	27,000	40	116,690

Repayment on notes payable - related party	(2,503)	--	(3,853)

Net Cash Provided by Financing Activities	24,497	40	123,637

Net Increase (Decrease) in Cash and Cash Equivalents	4,618	10	5,168

Cash and Cash Equivalents at Beginning of Period	550	8	--

Cash and Cash Equivalents at End of Period	$ 5,168	$ 18	$ 5,168

Supplemental Disclosure of Cash Flow Information
Cash Paid for:

Interest	$ --	$ --	$ --

Taxes	$ --	$ --	$ --

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2003 included in the Company’s Form 10-KSB.

Activities during the development stage include development and implementation of the business plan, development of computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

Note 2 Notes Payable — Officer

During the three months ended March 31, 2004, the Company received proceeds totaling $27,000 from an officer. During the three months ended March 31, 2004, the Company repaid $2,503 to this officer. (See Note 3). The notes are non interest bearing and are secured by all assets of the Company (See Note 6). All activity with this officer represents a 100% concentration of all debt financing for the three months ended March 31, 2004.

Note 3 Related Party Transactions

During the three months ended March 31, 2004, the Company received proceeds totaling $27,000 from an officer. During the three months ended March 31, 2004, the Company repaid $2,503 to this officer. (See Notes 2 and 6)

Note 4 Stockholders’ Deficiency

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

Effective June 1, 2003 the Board approved one-year consulting agreements and issued under a Form S-8 filed in July 2003, 2,300,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a value of $184,000. Based on the one-year term of these agreements, the Company recognized $46,000 of consulting expense for the three months ended March 2004 and deferred $30,667 at March 31, 2004 as a component of stockholders’ deficiency.

Note 5 Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $104,679, a deficit accumulated during the development stage of $270,533, net loss during the three months ended March 31, 2004 of $ 66,886, and net cash used in operations of $15,882 for the period. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to seek additional funding. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 6 Subsequent Events

On April 15, 2004, the Company received proceeds totaling $5,000 from an officer. The note is non interest bearing and is secured by all assets of the Company. (See Notes 2 and 3)

Item 2. Plan of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations , constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company’s expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company’s other SEC filings.

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

The primary methodology of the trading system is based on stock trader Jesse Livermore’s methods and techniques that he developed in over forty-five years of trading the market as outlined in two books:

o “How To Trade In Stocks”written by Jesse Livermore with additional material by Richard Smitten

o “Jesse Livermore: World’s Greatest Stock Market Trader” written by Richard Smitten.

4

Since our inception we have devoted our activities to the following:

o Developing our business plan o Obtaining and developing necessary intellectual property o Raising capital o Establishing our website o Developing markets for the services we offer on our website

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business. For the fiscal year ended December 31, 2003 and for the comparable period ended March 31, 2004, by in large the Company was inactive.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $104,679, a deficit accumulated during the development stage of $270,533, net loss during the three months ended March 31, 2004 of $66,886, and net cash used in operations of $15,882 during the three months ended March 31, 2004. In addition, as of March 31, 2004, we had only $5,168 of cash available. Our cash resources of $5,168 are insufficient to satisfy our cash requirements over the next 12 months. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so if and after we secure qualification for quotation of our securities on the over the counter bulletin board.

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

5

PART II — OTHER INFORMATION

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

None

Item 6. Exhibits

Exhibit Number Name and/or Identification of Exhibit

3 Articles of Incorporation & By-Laws (a) Articles of Incorporation of the Company.* (b) By-Laws of the Company.*

31 Certification

32 Certification

* Incorporated by reference to the exhibits to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

6

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stock Market Solutions, Inc.

DATE: May 17, 2004	By: /s/ Richard Smitten Richard Smitten Chief Executive Officer (Principal Financial Officer)