Form 10QSB
period 2004-06-30
STOCK MARKET SOLUTIONS INC
filed 2004-08-23
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

504-598-4877
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,150,000 as of August 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Table of Contents

PART I	FINANCIAL INFORMATION	3
Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9
Item 3	Controls and procedures	10
PART II	OTHER INFORMATION	11
Item 1	Legal Proceedings	11
Item 2	Changes in Securities	11
Item 3	Defaults upon Senior Securities	12
Item 4	Submission of Matters to a Vote of Security Holders	9
Item 5	Other Information	9
Item 6	Exhibits	9

PART I — Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2003, previously filed with the Commission.

The accompanying notes are an integral part of these financial statements.

Stock Market Solutions, Inc.
(A Development Stage Company)

ASSETS
Current Assets
Cash	$2,180
Security deposit	600

Total Current Assets	2,780

Equipment, net	5,471

Total Assets	$8,251

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$4,139
Note payable - stockholder	--

Total Current Liabilities	4,139

Convertible Debenture	240,000
Total Liabilities	244,139

Stockholders' Deficiency
Common stock, $0.001 par value, 50,000,000 shares
authorized, 27,150,000 issued and outstanding	27,150
Common stock issuable ( 3,181,818 shares)	3,182
Additional paid-in capital	673,073
Deficit accumulated during development stage	(528,262)

175,143
Less: Deferred consulting fee	(171,031)
Less: Deferred comittment fee	(240,000)

Total Stockholders' Deficiency	(235,888)

Total Liabilities and Stockholders' Deficiency	$8,251

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from January 22, 1999 (Inception) to
	2004	2003	2004	2003	June 30, 2004
Operating Expenses
Depreciation	$309	$--	$592	$--	701
Legal	18,535	--	18,535	330	45,638
Interest expense	7,423	--	7,423	--	100,682
Software impairment loss	--	--	--	--	6,000
Website impairment loss	--	--	--	--	850
Settlement loss	60,963	--	60,963	--	60,963
Amortization	--	--	--	--	350
Accounting	2,229	1,191	6,950	2,791	19,426
Consulting	155,318	15,333	201,318	15,333	233,869
Software and website costs	--	10,500	--	10,500	20,292
General and administrative	12,953	1,894	28,835	1,894	51,968

Total Operating Expenses	257,730	28,918	324,616	30,848	540,739

Loss from Operations	(257,730)	(28,918)	(324,616)	(30,848)	(540,739)

Net Loss	$(257,730)	$(28,918)	$(324,616)	$(30,848)	(540,739)

Net Loss Per Share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$0.00	(0.03)

Weighted average number of shares outstanding
during the year - basic and diluted	22,920,979	19,032,967	21,177,074	18,875,691	17,334,284

	Six Months Ended June 30,		For the period from January 22, 1999 (Inception) to
	2004	2003	June 30, 2004
Cash Flows from Operating Activities:
Net loss	$(324,616)	$(30,848)	$(522,263)
Adjustment to reconcile net loss to met cash used in
operating activities:
Options for service	100,682	--	100,682
Amortization	--	--	350
Depreciation	592	--	701
Settlement loss	60,963		60,963
Beneficial conversion interest	7,423		7,423
Stock issued for services	118,636	15,633	226,269
Software impairment loss	--	--	6,000
Website impairment loss	--	--	850
Changes in operating assets and liabilities:
Increase (decrease) in:
Prepaid expenses	--	(600)
Security deposit	--	--	(600)
Accounts payable	450	(8,325)	4,140

Net Cash Used in Operating Activities	(35,870)	(24,140)	(115,485)

Cash Flows from Investing Activities:
Purchase of equipment	(3,997)	--	(6,172)
Loan disbursements to officer	--	--	(10,800)
Payment for software development	--	--	(6,000)

Net Cash Used in Investing Activities	(3,997)	--	(22,972)

Cash Flows from Financing Activities:
Proceeds from common stock issuace	--	--	10,800
Proceeds from notes payable - related party	44,000	27,590	133,690
Repayment on notes payable - related party	(2,503)	--	(3,853)

Net Cash Provided by Financing Activities	41,497	27,590	140,637

Net Increase (Decrease) in Cash and Cash Equivalents	1,630	3,450	2,180
Cash and Cash Equivalents at Beginning of Period	550	8	--

Cash and Cash Equivalents at End of Period	$2,180	$3,458	$2,180

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$--	$--	$--

Taxes	$--	$--	$--

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

Note 2 Standby Equity Distribution Agreement

On June 14, 2004, we entered into a standby equity distribution agreement [“SEDA”] with Cornell Capital Partners, L.P. Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital Partners will pay 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date.

We may request advances under the standby equity distribution agreement once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $5,000,000 or two years after the effective date of the accompanying registration statement, whichever occurs first. We may request an advance every five trading days. The maximum amount per advance is $100,000 and the maximum aggregate advance during any 30 day period is $400,000. A closing will be held six trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount. In addition to other possible costs of each advance, we will pay a commitment fee to the investor of 5% of each advance which will be treated as an offering cost and charged to additional paid-in capital for accounting purposes.

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of June 30, 2004, the Company has not taken any draws against the SEDA.

On June 14, 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., we gave Cornell Capital Partners, L.P. an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of our common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder’s option any time up to maturity at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell Capital Partners, L.P. may only convert the debenture for a number of shares that would cause it to beneficially own more that 4.99% of the outstanding shares of our common stock following such conversion. In addition, we have the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company has determined that this fee, $240,000, should be treated as a deferred commitment fee, a component of equity, to be amortized over the term of the commitment under the SEDA, which begins on the effective date which is defined as the earlier of (i) the effective date defined as the date the SEC declares a registration statement registering the underlying shares effective or (ii) such earlier date the Company and investor may agree to in writing and ending on the earlier of (i) the date payment of the full $5,000,000 line in made, (ii) the date the SEDA is terminated as defined in the agreement, or (iii) 24 months after the effective date..

In connection with the issuance of the $240,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $7,423 which was charged to interest expense in June 2004.

We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. For its services, Newbridge Securities Corporation shall receive 181,818 shares of our common stock valued at $10,000. As of June 30, 2004 the par value of these shares was recorded as issuable shares and offset by a charge to additional paid-in capital as these were considered offering costs.

Note 3 Notes Payable — Officer

During the six months ended June 30, 2004, the Company received proceeds totaling $44,000 from an officer. During the six months ended June 30, 2004, the Company repaid $2,503 to this officer. The notes are non interest bearing and are due upon demand. All activity with this officer represents a 100% concentration of all debt financing for the six months ended June 30, 2004. In June 2004 the the accumulated note payable of $119,037 was converted into 3,000,000 shares of common stock by two individuals who purchased the note payable from the officer. The result of the transaction was to record a settlement loss for the six months ended June 30, 2004 in the amount of $60,963. (See Note 5)

Note 4 Related Party Transactions

During the six months ended June 30, 2004, the Company received proceeds totaling $44,000 from an officer. During the six months ended June 30, 2004, the Company repaid $2,503 to this officer. (See Notes ,3 and 6).

In the second quarter, the Company purchased the books rights from the president for 3,000,000 common shares. Since the president is the founder of the Company and a related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $3,000 and a charge to additional paid-in capital for the same amount.

Note 5 Stockholders’ Deficiency

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

Effective June 1, 2003 the Board approved one-year consulting agreements and issued under a Form S-8 filed in July 2003, 2,300,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a value of $184,000. Based on the one-year term of these agreements, the Company recognized $76,667 of consulting expense for the six months ended June 2004 and deferred $-0- at June 30, 2004 as a component of stockholders’ deficiency.

On May 24, 2004, the Company issued 300,000 shares of its common stock for legal services which are considered fully vested and have an estimated fair value of $18,000, based on the $0.06 per share quoted trading price on the grant date, which was recognized as legal expenses immediately since the service period is undefined.

Effective May 15, 2004 the Board approved one-year consulting agreements and issued under a Form S-8 filed in May 2004, 3,250,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the measurement date at the quoted trading price of $0.06 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $23,969 of consulting expense for the six months ended June 2004 and deferred $171,031 at June 30, 2004 as a component of stockholders’ deficiency.

In June 2004 the Company issued 3,000,000 common shares to settle $119,037 of notes payable with third parties. The shares were valued at $180,000 based on the $0.06 per share quoted trading price on the settlement date resulting in a $60,963 settlement loss charged to operations. (see Note 3)

In the second quarter, the Company purchased the books rights from the president for 3,000,000 common shares. Since the president is the founder of the Company and a related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $3,000 and a charge to additional paid-in capital for the same amount.

On May 14, 2004 the Company issued options to two outside consultants of 500,000 exercisable during the first 12 months starting on May 15, 2004 at $0.03, 500,000 exercisable during the second 12 months commencing May 15, 2005 at $0.04 and 850,000 exercisable during the third 12 months commencing May 15, 2006. The Company recorded consulting expense of $100,682 (computed using a Black-Scholes model with an interest rate of 1.81%, volatility of 225%, zero dividends and terms from 1 year to 3 years).

Note 6 Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $1,359, and a deficit accumulated during the development stage of $540,739 at June 30, 2004;, net loss during the six months ended June 30, 2004 of $ 324,616, and net cash used in operations of $35,870 for the six months ended June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to obtain additional funding from the SEDA (see Note 2). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Item 2. Plan of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company’s expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company’s other SEC filings.

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

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business. For the fiscal year ended December 31, 2003 and for the six month period ended June 30, 2004, by in large the Company was inactive.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $1,359, a deficit accumulated during the development stage of $540,739, net loss during the six months ended June 30, 2004 of $324,616, and net cash used in operations of $35,870 during the six months ending June 30, 2004. In addition, as of June 30, 2004, we had only $2,180 of cash available. Our cash resources of $2,180 are insufficient to satisfy our cash requirements over the next 12 months. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so if and after we secure qualification for quotation of our securities on the over the counter bulletin board.

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

In July 2003 we issued an aggregate of 2,300,000 shares to three consultants. The shares were valued at the fair market value of $.08 per share of $184,000 in the aggregate.

On May 24, 2004, the Company issued 300,000 shares of its common stock for legal services which are considered fully vested and have an estimated fair value of $18,000 which was recognized as legal expenses immediately since the service period is undefined.

In May 2004 we issued an aggregate of 3,250,000 shares to three consultants. The shares were valued at the fair market value of $.06 per share of $195,000 in the aggregate.

We issued Mr. Smitten 3,000,000 shares of common stock in June 2004 for the third book valued at $180,000 based upon the market price of our stock on the date of issue. However, for accounting purposes, the transfer of the asset is recorded at Mr. Smitten’s original cost basis of zero since he is a related party. In June 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., the Company became obligated to issue 181,818 shares of common stock to Newbridge Securities Corporation. In June, 2004 two individual shareholders were issued 1,500,000 shares of common stock each received in exchange for converting $75,000, or such lesser amount owed at the time of conversion, each in debt owed by the corporation.

These shares were issued in reliance upon Section 4(2) of the 1933 Act in view of the following:

o	None of these issuances involved underwriters, underwriting discounts or commissions.

o	Restrictive legends are placed on all certificates issued.

o	The distribution did not involve general solicitation or advertising.

o	The distributions were made only to accredited investors or investors who were believed to be sophisticated enough to evaluate the risks of the investment.

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

DATE: August 20, 2004

Stock Market Solutions, Inc. By: /s/ Richard Smitten —————————————— Richard Smitten Chief Executive Officer (Principal Financial Officer)