Form 10QSB/A
period 2004-06-30
STOCK MARKET SOLUTIONS INC
filed 2004-08-27
CIK 1171749

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

Stock Market Solutions, Inc.
(A Development Stage Company)

ASSETS
Current Assets
Cash	$2,180
Security deposit	600

Total Current Assets	2,780

Equipment, net	5,471

Total Assets	$8,251

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$4,139
Note payable - stockholder	--

Total Current Liabilities	4,139

Convertible Debenture	240,000
Total Liabilities	244,139

Stockholders' Deficiency
Common stock, $0.001 par value, 50,000,000 shares
authorized, 27,150,000 issued and outstanding	27,150
Common stock issuable ( 3,181,818 shares)	3,182
Additional paid-in capital	673,073
Deficit accumulated during development stage	(528,262)

175,143
Less: Deferred consulting fee	(171,031)
Less: Deferred comittment fee	(240,000)

Total Stockholders' Deficiency	(235,888)

Total Liabilities and Stockholders' Deficiency	$8,251

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from January 22, 1999 (Inception) to
	2004	2003	2004	2003	June 30, 2004
Operating Expenses
Depreciation	$309	$--	$592	$--	701
Legal	18,535	--	18,535	330	45,638
Interest expense	7,423	--	7,423	--	7,423
Software impairment loss	--	--	--	--	6,000
Website impairment loss	--	--	--	--	850
Settlement loss	60,963	--	60,963	--	60,963
Amortization	--	--	--	--	350
Accounting	2,229	1,191	6,950	2,791	19,426
Consulting	155,318	15,333	201,318	15,333	308,651
Software and website costs	--	10,500	--	10,500	20,292
General and administrative	12,953	1,894	28,835	1,894	51,968

Total Operating Expenses	257,730	28,918	324,616	30,848	522,262

Loss from Operations	(257,730)	(28,918)	(324,616)	(30,848)	(522,262)

Net Loss	$(257,730)	$(28,918)	$(324,616)	$(30,848)	(522,262)

Net Loss Per Share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$0.00	(0.03)

Weighted average number of shares outstanding
during the year - basic and diluted	22,920,979	19,032,967	21,177,074	18,875,691	17,334,284

	Six Months Ended June 30,		For the period from January 22, 1999 (Inception) to
	2004	2003	June 30, 2004
Cash Flows from Operating Activities:
Net loss	$(324,616)	$(30,848)	$(522,262)
Adjustment to reconcile net loss to met cash used in
operating activities:
Options for service	100,682	--	100,682
Amortization	--	--	350
Depreciation	592	--	701
Settlement loss	60,963		60,963
Beneficial conversion interest	7,423		7,423
Stock issued for services	118,636	15,633	226,269
Software impairment loss	--	--	6,000
Website impairment loss	--	--	850
Changes in operating assets and liabilities:
Increase (decrease) in:
Prepaid expenses	--	(600)
Security deposit	--	--	(600)
Accounts payable	450	(8,325)	4,139

Net Cash Used in Operating Activities	(35,870)	(24,140)	(115,485)

Cash Flows from Investing Activities:
Purchase of equipment	(3,997)	--	(6,172)
Loan disbursements to officer	--	--	(10,800)
Payment for software development	--	--	(6,000)

Net Cash Used in Investing Activities	(3,997)	--	(22,972)

Cash Flows from Financing Activities:
Proceeds from common stock issuace	--	--	10,800
Proceeds from notes payable - related party	44,000	27,590	133,690
Repayment on notes payable - related party	(2,503)	--	(3,853)

Net Cash Provided by Financing Activities	41,497	27,590	140,637

Net Increase (Decrease) in Cash and Cash Equivalents	1,630	3,450	2,180
Cash and Cash Equivalents at Beginning of Period	550	8	--

Cash and Cash Equivalents at End of Period	$2,180	$3,458	$2,180

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$--	$--	$--

Taxes	$--	$--	$--

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

Note 6 Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $1,359, and a deficit accumulated during the development stage of $528,262 at June 30, 2004;, net loss during the six months ended June 30, 2004 of $ 324,616, and net cash used in operations of $35,870 for the six months ended June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $1,359, a deficit accumulated during the development stage of $528,262 , net loss during the six months ended June 30, 2004 of $324,616, and net cash used in operations of $35,870 during the six months ending June 30, 2004. In addition, as of June 30, 2004, we had only $2,180 of cash available. Our cash resources of $2,180 are insufficient to satisfy our cash requirements over the next 12 months. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have a standby equity distribution agreement with Cornell Capital Parners, L.P. in the amount of $5,000,000 as further described in the footnotes to our financial statements.

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