Form 10QSB
period 2004-09-30
STOCK MARKET SOLUTIONS INC
filed 2004-11-19
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from to

                        Commission file number 000-49743


                          Stock Market Solutions, Inc.
 ----------------------------------------------------------------------

 (Exact Name of Small Business Issuer as Specified in Its Charter)
 ----------------------------------------------------------------------

           Nevada                                       88-0443110
---------------------------------               -----------------------
(State or other jurisdiction              (IRS Employer Identification
of incorporation or organization)                    Number)

1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708
-------------------------------------------------------------------
(Address of Principal Executive Offices)

      (Issuer's Telephone Number, Including Area Code) 504-598-4877


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,150,000 as of November 11, 2004.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

PART I - Financial Information....................................      4
   Item 1. Financial Statements...................................      4
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      5
   Item 3. Controls and procedures................................      8
PART II - OTHER INFORMATION.......................................      9
   Item 1. Legal Proceedings......................................      9
   Item 2. Changes in Securities..................................      9
   Item 3. Defaults upon Senior Securities........................      9
   Item 4. Submission of Matters to a Vote of Security Holders....      9
   Item 5. Other Information......................................      9
   Item 6. Exhibits...............................................      9




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








                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents
                                    --------


                                                                       Page

Balance Sheet                                                           1

Statements of Operations                                                2

Statements of Cash Flows                                                3

Notes to Financial Statements                                           4 - 5

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS
                                     ------
Current Assets
    Cash                                                      $          4,089
    Security deposit                                                       600
                                                               ---------------
Total Current Assets                                                     4,689
                                                               ---------------

Equipment, net                                                           5,162
                                                               ---------------

Total Assets                                                  $          9,851
                                                                ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
    Accounts payable                                          $         10,591
    Note payable - stockholder                                           9,500
                                                               ---------------
Total Current Liabilities                                               20,091
                                                               ---------------

Convertible Debenture                                                  240,000

Total Liabilities                                                      260,091
                                                               ---------------

Stockholders' Deficiency
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 30,150,000 issued and outstanding                     30,150
    Common stock issuable (181,818 shares)                                 182
    Additional paid-in capital                                         673,073
    Deficit accumulated during development stage                      (591,364)
                                                               ---------------
                                                                       112,041
    Less: Deferred consulting fee                                     (122,281)
    Less: Deferred comittment fee                                     (240,000)
                                                               ---------------
Total Stockholders' Deficiency                                        (250,240)
                                                               ---------------

Total Liabilities and Stockholders' Deficiency                $          9,851
                                                               ===============


                 See accompanying notes to financial statements
                                       1

                                                    Stock Market Solutions, Inc.
                                                    (A Development Stage Company)
                                                       Statement of Operations
                                                         September 30, 2004
                                                             (Unaudited)

                                                     Three Months              Nine Months       For the period from
                                                        Ended                    Ended             January 22, 1999
                                                     September 30,            September 30,         (Inception) to
                                                  2004         2003         2004         2003     September 30, 2004
                                                  ----         ----         ----         ----     ------------------

Operating Expenses
    Depreciation                              $       309  $         -  $       901  $         -         1,010
    Legal                                               -            -       18,535          330        45,638
    Interest expense                                    -            -        7,423            -         7,423
    Software impairment loss                            -            -            -            -         6,000
    Website impairment loss                             -            -            -            -           850
    Settlement loss                                     -            -       60,963            -        60,963
    Amortization                                        -            -            -            -           350
    Accounting                                      6,452        1,191       13,402        2,791        25,878
    Consulting                                     48,750       15,333      250,068       15,333       357,401
    Software and website costs                          -       10,500            -       10,500        20,292
    General and administrative                      7,591        1,894       36,426        1,894        59,559
                                               -----------  -----------  -----------  ----------    -----------
Total Operating Expenses                           63,102       28,918      387,718       30,848       585,364
                                               -----------  -----------  -----------  ----------    -----------

Loss from Operations                              (63,102)     (28,918)    (387,718)     (30,848)     (585,364)
                                               -----------  -----------  -----------  ----------    -----------


Net Loss                                      $   (63,102) $   (28,918) $  (387,718) $   (30,848)     (585,364)
                                               ===========  ===========  ===========  ==========    ===========

Net Loss Per Share - Basic and Diluted        $     (0.00) $     (0.00) $     (0.02) $     (0.00)        (0.03)
                                               ===========  ===========  ===========  ==========    ===========

Weighted average number of shares outstanding
    during the year - basic and diluted        30,331,818   19,257,875   24,792,170   18,875,691     17,929,997
                                               ===========  ===========  ===========  ==========    ===========


                                           See accompanying notes to financial statements
                                                                  2

                                                    Stock Market Solutions, Inc.
                                                    (A Development Stage Company)
                                                      Statements of Cash Flows
                                                         September 30, 2004
                                                             (Unaudited)

                                                             Nine Months        For the period from
                                                                Ended             January 22, 1999
                                                            September 30,          (Inception) to
                                                          2004          2003     September 30, 2004
                                                          ----          ----     ------------------
Cash Flows from Operating Activities:
    Net loss                                        $    (387,718) $    (87,923) $    (585,364)
    Adjustment to reconcile net loss to
    met cash used in
      operating activities:
      Options for service                                 100,682             -        100,682
      Amortization                                              -             -            350
      Depreciation                                            901             -          1,010
      Settlement loss                                      60,963                       60,963
      Beneficial conversion interest                        7,423                        7,423
      Stock issued for services                           167,386        61,633        275,019
      Software impairment loss                                  -             -          6,000
      Website impairment loss                                   -             -            850
    Changes in operating assets and liabilities:
      Increase (decrease) in:
         Secrutity deposit                                      -          (600)          (600)
         Accounts payable                                   6,902       (12,188)        10,591
                                                      ------------  ------------  -------------
Net Cash Used in Operating Activities                     (43,461)      (39,078)      (123,076)
                                                      ------------  ------------  -------------

Cash Flows from Investing Activities:
    Purchase of equipment                                  (3,997)       (2,175)        (6,172)
    Loan disbursements to officer                               -             -        (10,800)
    Payment for software development                            -             -         (6,000)
                                                      ------------  ------------  -------------
Net Cash Used in Investing Activities                      (3,997)       (2,175)       (22,972)
                                                      ------------  ------------  -------------

Cash Flows from Financing Activities:
    Proceeds from common stock issuace                          -             -         10,800
    Proceeds from notes payable - related party            53,500        41,340        143,190
    Repayment on notes payable - related party             (2,503)            -         (3,853)
                                                      ------------  ------------  -------------
Net Cash Provided by Financing Activities                  50,997        41,340        150,137
                                                      ------------  ------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents        3,539            87          4,089

Cash and Cash Equivalents at Beginning of Period              550             8              -
                                                      ------------  ------------  -------------

Cash and Cash Equivalents at End of Period          $       4,089  $         95 $        4,089
                                                      ============  ============  =============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                        $           -  $          -  $           -
                                                      ============  ============  =============
    Taxes                                           $           -  $          -  $           -
                                                      ============  ============  =============


                                           See accompanying notes to financial statements
                                                                  3


                          Stock Market Solutions, Inc.
                      Notes to Interim Financial Statements
                          (A Development Stage Company)
                               September 30, 2004
                                   (Unaudited)
                                   -----------


Note 1   Basis of Presentation
------------------------------

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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2003 included in the Company's Form 10-KSB.

Activities during the development stage include development and implementation of the business plan, development of computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

Note 2   Standby Equity Distribution Agreement
----------------------------------------------

On June 14, 2004, we entered into a standby equity distribution agreement ["SEDA"] with Cornell Capital Partners, L.P. Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital Partners will pay 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date.

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of September 30, 2004, the Company has not taken any draws against the SEDA.

On June 14, 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., we gave Cornell Capital Partners, L.P. an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of our common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell Capital Partners, L.P. may only convert the debenture for a number of shares that would cause it to beneficially own more that 4.99% of the outstanding shares of our common stock following such conversion. In addition, we have the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

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

We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. For its services, Newbridge Securities Corporation shall receive 181,818 shares of our common stock valued at $10,000. As of September 30, 2004 the par value of these shares was recorded as issuable shares and offset by a charge to additional paid-in capital as these were considered offering costs.

Note 3   Notes Payable - Officer
--------------------------------

During the nine months ended September 30, 2004, the Company received proceeds totaling $53,500 from an officer. During the nine months ended September 30, 2004, the Company repaid $2,503 to this officer. The notes are non interest bearing and are due upon demand. All activity with this officer represents a 100% concentration of all debt financing for the nine months ended September 30, 2004. In June 2004 the the accumulated note payable of $119,037 was converted into 3,000,000 shares of common stock by two individuals who purchased the note payable from the officer. The result of the transaction was to record a settlement loss for the nine months ended September 30, 2004 in the amount of $60,963. (See Note 5)

Note 4   Related Party Transactions
-----------------------------------

During the nine months ended September 30, 2004, the Company received proceeds totaling $53,500 from an officer. During the nine months ended September 30, 2004, the Company repaid $2,503 to this officer. (See Notes 3 and 6).

In the second quarter, the Company purchased the books rights from the president for 3,000,000 common shares. Since the president is the founder of the Company and a related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $3,000 and a charge to additional paid-in capital for the same amount.

Note 5   Stockholders' Deficiency
---------------------------------

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

Effective June 1, 2003 the Board approved one-year consulting agreements and issued under a Form S-8 filed in July 2003, 2,300,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a value of $184,000. Based on the one-year term of these agreements, the Company recognized $76,667 of consulting expense for the nine months ended September 2004 and deferred $-0- at September 30, 2004 as a component of stockholders' deficiency.

On May 24, 2004, the Company issued 300,000 shares of its common stock for legal services which are considered fully vested and have an estimated fair value of $18,000, based on the $0.06 per share quoted trading price on the grant date, which was recognized as legal expenses immediately since the service period is undefined.

Effective May 15, 2004 the Board approved one-year consulting agreements and issued under a Form S-8 filed in May 2004, 3,250,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the measurement date at the quoted trading price of $0.06 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $73,125 of consulting expense for the nine months ended September 2004 and deferred $122,281 at September 30, 2004 as a component of stockholders' deficiency.

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

Note 6   Going Concern
----------------------

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $15,402, and a deficit accumulated during the development stage of $591,364 at September 30, 2004;, net loss during the nine months ended September 30, 2004 of $387,718, and net cash used in operations of $43,461 for the nine months ended September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to obtain additional funding from the SEDA (see Note 2). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 7   Subsequent Event
-------------------------

On October 13, 2004, the company registered 5,000,000 shares of common stock underlying the convertible debenture (see Note 2) which begins the amortization period for the $240,000 deferred commitment fee.


Item 2.  Plan of Operations
---------------------------

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.


Overview
--------

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



Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business. For the fiscal year ended December 31, 2003 and for the nine month period ended September 30, 2004, by in large the Company was inactive.

Liquidity and capital resources
-------------------------------

We are inactive, have no revenues, have a working capital deficiency of $15,402, a deficit accumulated during the development stage of $591,364, net loss during the nine months ended September 30, 2004 of $387,718, and net cash used in operations of $43,461 during the nine months ending September 30, 2004. In addition, as of September 30, 2004, we had only $4,089 of cash available. Our cash resources of $4,089 are insufficient to satisfy our cash requirements over the next 12 months. We feel we need a minimum $335,000 in additional funds to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used for product development, sales and marketing and customer service. Further in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We have not made any contacts with potential investors or traditional lending sources, such as banks, to secure this financing; however, we plan to do so if and after we secure qualification for quotation of our securities on the over the counter bulletin board.

Until financing has been received, all our costs, including bank service fees and those costs associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

Item 3. Controls and Procedures
-------------------------------

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2. Changes in Securities
-----------------------------

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

We issued Mr. Smitten 3,000,000 shares of common stock in June 2004 for the third book valued at $180,000 based upon the market price of our stock on the date of issue. However, for accounting purposes, the transfer of the asset is recorded at Mr. Smitten's original cost basis of zero since he is a related party.

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

Item 3. Defaults upon Senior Securities.
----------------------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None

Item 5. Other Information.
--------------------------

         None

Item 6. Exhibits
----------------

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



        Stock Market Solutions, Inc.


DATE:  November 19, 2004         By: /s/ Richard Smitten
                                     --------------------
                                     Richard Smitten
                                     Chief Executive Officer
                                     (Principal Financial Officer)