Form 10KSB
period 2004-12-31
STOCK MARKET SOLUTIONS INC
filed 2005-04-14
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

         Commission file number:  000-27795


                          Stock Market Solutions, Inc.
                 (Name of small business issuer in our charter)

             Nevada                            7372                      88-0443110
(State or other jurisdiction of    (Primary Standard Industrial       (I.R.S. Employer
 incorporation or organization)     Classification Code Number)    Identification Number)


1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708
-----------------------------------------------------------
(Address of Principal Executive Offices)

      (Issuer's Telephone Number, Including Area Code) 504-598-4877

Securities registered under Section 12(b) of the Act: NONE
                                                      ----

Securities registered under Section 12(g) of the Act:
common stock, par value $.001 per share
---------------------------------------

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 1, 2005: $248,158.18

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 1, 2005 - 33,815,818

                       DOCUMENTS INCORPORATED BY REFERENCE

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

         Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

TABLE OF CONTENTS

Part I.........................................................................5
Item 1.  Description of Business...............................................5
Item 2.  Description of Property..............................................16
Item 3.  Legal Proceedings....................................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17

PART II.......................................................................17
Item 5.  Market for Common Equity and Related Stockholder Matters.............17
Item 6.  Management's Discussion and Analysis or Plan of Operation............19
Item 7.  Financial Statements.................................................22
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................22

PART III......................................................................22
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................23
Item 10. Executive Compensation...............................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management.......25
Item 12. Certain Relationships and Related Transactions.......................26
Item 13. Exhibits and Reports on Form 8-K.....................................26
Item 14. Controls and Procedures..............................................22

PART I

ITEM 1. DESCRIPTION OF BUSINESS.


Business Development

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001 we changed our name to Stock Market Solutions, Inc. Our principal executive offices are located at 1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708, telephone:
504-598-4877.

Stock Market Solutions:

      o     was inactive until entering the development stage in January 1999;

      o     has no operating history; and

      o     has earned no revenues.

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

As Jesse Livermore said, "Wall Street never changes, the pockets change, the stocks change, but Wall Street never changes, because human nature never changes." "The Amazing Life of Jesse Livermore--World's Greatest Stock Trader," written by Richard Smitten, published by Traders Press in November 1999. We believe Jessie Livermore's system is applicable to traders today because we believe many traders in the stock market today trade based upon the same human behavioral patterns as traders in the early 20th century.

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

o Industry Group Trading - Livermore believed that stocks move together in an industry group and they change direction as an industry group. If, for instance, the leader of the chip manufacturing group changes direction, one will almost always see all the stocks in the chip manufacturing computer group change direction.

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

We are the outgrowth of over five years of development of a computer-based stock trading system software design and development by Richard Smitten, president, and ,on occasion, by Greg McFarland of Melbourne Florida and Mike LaMont of Salt Lake City Utah who have been writing the computer code for our trading system on an outsourcing basis as required.

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

The current status of our programs is as follows:

      o Trading system - Further engineering in the form of writing the final software code for the product is still necessary in order to develop our final product. The concepts, analytics, and basic graphic design features have been decided on. What is left is the actual final software code writing to implement the software system.


Principal Products and Services

Our Jesse Livermore stock market trading software is designed to provide general educational investment information consisting of:

      o A computer-based trading system that also offers analysis and interpretation of data based upon a particular type of trading system--the Jesse Livermore system.

      o Two variations of the trading program are under development-one for the mutual and hedge fund traders and a second system for the non-institutional investor.

      o     Stock quotations and other market data is presented in real time.

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

      o Jesse Livermore stock trading program for non-intstitutional traders.

These products are based upon trading principles of Jesse Livermore, a stock trader who lived from 1877 - 1940.

We have obtained from Mr. Smitten the exclusive right to utilize the information contained in both of his Jesse Livermore books as the basis of the Jesse Livermore computer trading system. These books are:

      o     "Jesse Livermore: World's Greatest Stock Trader."

      o     "How To Trade in Stocks."

We have also obtained from Mr. Smitten the exclusive right to utilize the information contained his third Jesse Livermore books as the basis of the Jesse Livermore computer trading system. This book is:

      o     Trade Like Jesse Livermore

All the company's programs will be accessed from our website, www.stockmarketsolutions.org. Our website development has progressed as follows:

      o From February of 1999 - Working on overall design and technical aspects

      o     January 10, 2002 - Initiation of Beta test of website

      o February 13, 2002-Present - Actual trading product being written by software code writers to produce a product that can be sold to traders.

After a review of our competitors pricing, it is anticipated that each individual mutual or hedge fund firm that uses these programs will pay $500.00 per month. We will be offering a second program to the non-institutional traders for a fee of $50 per month. We intend to offer all our customers a 35-day free trial period. If the customer is not satisfied during the first 35 day period, he will receive a full rebate. Thereafter, a customer can cancel with 35 days notice. We cannot predict how long traders will use our program. We believe that so long as a trader is using the system and making money, they will not discontinue use of our product. Our revenue recognition policy provides the following: Revenue receipts from a customer during the customer's 35-day trial period will be recorded as a deferred liability and recognized when the refund period expires. Revenue receipts after the 35-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period.

Our Marketing Program

We anticipate that we will sell our products either directly through trading schools, employees sales, or sales off our website, stockmarketsolutions.org, or as a result of referrals from our affiliate alliance partners (primarily existing trading schools and academies) and Internet sites to be linked to our site. We have no current partnering and/or marketing relationships.

Our target market is a stock market trading firm or private individual who wants to use a computer based trading program.

Our programs are designed to educate investors and traders about stock trading and explain how they can use our particular method of trading to improve their trading results for themselves or the firm they work for.

Initially, we intend to advertise and place links on other financial websites such as Nirvana Systems, Esignal, Interactive Brokers, Metastock and Ensign. These sites will receive from 20 to 25% of their revenues from our users who ultimately subscribe to our services and are sourced by these websites. No such agreements are in place.

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

We anticipate using Esignal and others as our Internet market data provider. As of the date of this report, we have no firm agreement with Esignal. However, even if we are unable to reach an agreement with them, we believe there are many other alternative suppliers of this service at approximately the same cost.

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

We have also obtained from Mr. Smitten the exclusive right to utilize the information contained his third Jesse Livermore books as the basis of the Jesse Livermore computer trading system. This book is:

      o     Trade Like Jesse Livermore

We issued Mr. Smitten 5,000,000 shares of common stock for these rights at par value based upon the funds he had expended in developing these rights.

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

The Company has a net loss of $469,504 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $673,151 and a stockholders' deficiency of $263,277 at December 31, 2004 and is a development stage company with no revenues.

Our current cash resources plus amounts available under our line of credit and our promissory note agreement with Cornell Capital Partners L.P. are sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan.

However, due to uncertainty, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

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

Our essential computer software may become obsolete within a short period of time. In addition, we face competition from other companies in the Internet software stock trading business that may have superior alternative technologies. These companies include: Omnitrader/Stocks Edition, Trade Station, AIQ - Stock Expert, Ensign, Erlanger, Vector Vest, Meta Stock Pro Version and Professional Analyst by TrendSetter software. We will initially use technology and software based upon only one type of trading system. Consumers may prefer other alternative technologies or systems that have perceived or actual advantages to our technology.

BECAUSE STOCK MARKET TRADERS MAY OBTAIN OTHER ADVICE CONCERNING STOCK TRADING FOR FREE, OUR REVENUES MAY BE REDUCED.

Our pricing policy has not been finally set, but it is expected that we will charge mutual and hedge fund stock market traders a fee of $500 per month to use our trading system and $50 per month for non-institutional traders. There are also possible alternative forms of securing investment advice for free. For instance, many stockbrokers and mutual funds have in-house analysts that offer the firm, in effect, free investment advice. Accordingly, if we are unable to distinguish the advantages of our fee based services from internal in-house investment advice services that are offered for free, our revenues will be reduced.

BECAUSE WE OFFER REFUNDS IF OUR CUSTOMERS AREN'T SATISFIED DURING THE FIRST 45 DAYS THEY USE OUR PROGRAMS, WE MAY HAVE TO MAKE SUBSTANTIAL REFUNDS, WHICH WILL REDUCE OUR REVENUES.

We intend to offer all our customers a 35-day free trial period. The fee is first collected and then refunded to the customer if they are in any way dissatisfied with the our product. Substantial requests for refunds will reduce our revenues.

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

SALES OF OUR COMMON STOCK UNDER RULE 144 COULD REDUCE THE PRICE OF OUR STOCK.

There are 9,000,000 shares of our common stock held by Mr. Smitten that Rule 144 of the Securities Act of 1933 defines as restricted securities. There are 10,800,000 shares of our common stock held by non-affiliates that are also restricted securities but which securities may currently be resold under Rule

144(k). The remaining shares have been registered under the Securities Act of 1933 and may be resold without restrictions.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708, telephone: 504-598-4877. On August 15, 2003, we entered into a one year rental agreement with Minutis Investments, Inc. Under the terms of the agreement, we are obligated to pay $1200 per month in rent. We also paid $600 for a refundable security deposit. Subsequent to entering into this rental agreement, we entered into a sub lease rental agreement with our sole corporate officer. Under the terms of the sub lease, the officer would be required to pay to us $600 per month. A new lease was entered into on April 15, 2004 with the same landlord for a term of one year for $1,200 per month in rent, which is allocated $800 to the Company and $400 to the sole corporate officer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock became qualified for quotation on the over the counter bulletin board under the symbol "SMKT" in 2002. However, as of December 31, 2002, there has been no trading in our stock. In 2003 on April 1 we began trading on the bulletin board.

High and Low Sales Prices for each quarter within the last two fiscal years.*

                                    HIGH                    LOW
                              (Price per Share $)    (Price per Share $)

                  Mar 03             .50                    .12
                  June 03            .12                    .3
                  Sept 03            .10                    .3
                  Dec 03             .6                     .3
                  Mar 04             .01                    .006
                  June 04            .01                    .008
                  Sept 04            .01                    .007
                  Dec 04             .01                    .007

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.


Holders

The number of recorded holders of the Company's common stock as of December 31, 2004 is approximately 73.

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

The primary methodology of the trading system is based on stock trader Jesse Livermore's methods and techniques that he developed in over forty-five years of trading the market as outlined in Mr. Smitten's three books concerning Mr. Livermore.

Since our inception we have devoted our activities to the following:

     o   Developing our business plan
     o   Obtaining and developing necessary intellectual property
     o   Raising capital
     o   Establishing our website
     o   Developing markets for the services we offer on our website

The software trading system is under development at this time. Version One is expected to be delivered in an untested draft version within 60 days. This system will have to be Beta tested and used by investors to ensure it is bug-free before it can be offered to the public. The cost for the current version has been $35,000 so far and is expected to be about $50,000-60,000, when completed. The anticipated date for the final version is December of 2005 but it may be a longer period until the final version is completed.

In addition, one aspect of our strategy to grow is to expand the scope of our operations by acquiring other businesses. We believe that our public company status will make us an attractive buyer to certain acquisition candidates in this area. We have not developed any acquisition discipline or criteria to evaluate acquisition opportunities. Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings. As of the date of this report, we have engaged in preliminary discussions with an acquisition candidate. However, we have no binding agreement, commitment or understanding with this or any other candidate. Further, this and we anticipate any other acquisition candidate will require us to increase our authorized shares before proceeding to a definitive, binding agreement, commitment or understanding. Accordingly, in this connection, we intend to file a proxy solicitation on Schedule 14A concerning a proposed amendment to our articles of incorporation to increase the authorized shares to 1,000,000,000. We may be able to promptly proceed to a definitive agreement and closing of an acquisition promptly if and upon approval and filing with the State of Nevada of this proposed amendment.

Liquidity and capital resources

The Company has a net loss of $469,504 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $673,151 and a stockholders' deficiency of $263,277 at December 31, 2004 and is a development stage company with no revenues.

Our current cash resources plus amounts available under our line of credit and our promissory note agreement with Cornell Capital Partners L.P. are sufficient to satisfy our cash requirements over the next 12 months, assuming we take no steps to develop our business plan.

On June 14, 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the Company may, at their discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the SEDA, Cornell will pay 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board ("OTCBB") or other principal market on which the Company's common stock is traded for the five days immediately following the notice date.

The Company may request advances under the SEDA once the underlying shares are registered with the United States Securities and Exchange Commission ("SEC"). Thereafter, the Company may continue to request advances until Cornell has advanced $5,000,000 or two years after the effective date of the registration statement, whichever occurs first. The Company may request an advance every five trading days. The maximum amount per advance is $100,000 and the maximum aggregate advance during any 30-day period is $400,000. A closing will be held six trading days after such written notice at which time the Company will deliver shares of common stock and Cornell will pay the advance amount. In addition, to other possible costs of each advance, the Company will pay a commitment fee to the investor of 5% of each advance which will be treated as an offering cost and charged to additional paid-in capital for accounting purposes.

Under the terms of the SEDA, Cornell may not own more than 9.9% of the Company's outstanding common stock at any time. As of December 31, 2004, the Company has not taken any draws against the SEDA.

On June 14, 2004, in connection with the SEDA with Cornell, the Company gave Cornell an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell may only convert the debenture for a number of shares that would cause it to beneficially own more that 4.99% of the outstanding shares of the Company's common stock following such conversion. In addition, the Company has the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company has determined that this fee, $240,000, should be treated as a deferred commitment fee, a component of equity, to be amortized over the term of the commitment under the SEDA, which begins on the effective date which is defined as the earlier of (i) the effective date defined as the date the SEC declares a registration statement registering the underlying shares effective or
(ii) such earlier date the Company and investor may agree to in writing and ending on the earlier of (a) the date payment of the full $5,000,000 line in made, (b) the date the SEDA is terminated as defined in the agreement, or (c) 24 months after the effective date..

In connection with the issuance of the $240,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $7,423, which is being amortized over three years.

On February 15, 2005, the Company entered into a Promissory Note with Cornell for $150,000. The face amount of this Promissory Note and interest at a rate of twelve percent (12%) per annum shall be payable either out of the net proceeds received by the company under the Standby Equity Distribution Agreement dated June 14, 2004 or within 107 calendar days of February 15, 2005. The Company received net proceeds after payment of fees and commission of $123,750. In connection with this promissory note, 19,500,000 common shares were issued into escrow as collateral for the loan.

During the year-end December 31, 2004, the Company received proceeds totaling $55,500 from Mr. Smitten increasing the note payable to $133,040 and the Company repaid $2,503 to this stockholder and converted $119,487 into 3,000,000 shares of common stock by two individuals who purchased the note payable from Mr. Smitten.

Amounts due to the Company's sole corporate officer consist of various advances that are non-interest bearing, unsecured, promissory notes, which are due on demand. Total notes payable at December 31, 2004 were $11,500.

However, due to uncertainty, there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.


ITEM 7. FINANCIAL STATEMENTS.


                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)


                                    Contents



                                                                       Page(s)

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheet                                                             F-2

Statements of Operations                                                  F-3

Statements of Changes in Stockholders' Deficiency                         F-4

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                         F-6 - F-16

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of:
    Stock Market Solutions, Inc.

We have audited the accompanying balance sheet of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003 and for the period from January 22, 1999 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2004, and the results of its operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003 and for the period from January 22, 1999 (inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 reflected in the accompanying financial statements, the Company has a net loss of $469,504 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $673,151 and a stockholders' deficiency of $263,277 at December 31, 2004 and is a development stage company with no revenues. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 20, 2005

                          STOCK MARKET SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS
    Cash                                                              $     267
    Security deposit                                                        600
                                                                      ---------
TOTAL CURRENT ASSETS                                                        867
                                                                      ---------

EQUIPMENT, NET                                                            4,854
                                                                      ---------

TOTAL ASSETS                                                          $   5,721
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                                  $  21,413
    Accrued Interest                                                      2,167
    Note payable - stockholder                                           11,500
                                                                      ---------
TOTAL CURRENT LIABILITIES                                                35,080
                                                                      ---------

CONVERTIBLE DEBENTURE, LESS DISCOUNT                                    233,918
                                                                      ---------

TOTAL LIABILITIES                                                       268,998
                                                                      ---------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 30,150,000 issued and outstanding                     30,150
    Common stock issuable ( 181,818 shares )                                182
    Additional paid-in capital                                          683,073
    Deficit accumulated during development stage                       (673,151)
                                                                      ---------
                                                                         40,254
    Less: Deferred consulting fee                                       (73,531)
    Less: Deferred commitment fee                                      (230,000)
                                                                      ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (263,277)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   5,721
                                                                      =========


                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                   For the Period From
                                                                                    January 22, 1999
                                                      Year Ended December 31,        (Inception) to
                                                      2004              2003        December 31, 2004
                                                  ------------      ------------   -------------------
Operating Expenses
    Depreciation                                  $      1,210      $        109      $      1,319
    Legal                                               21,706               830            48,809
    Interest Expense                                     3,508                --             3,508
    Placement Agent Fee                                 10,000                --            10,000
    Software impairment loss                                --                --             6,000
    Website impairment loss                                 --                --               850
    Settlement Loss                                     60,963                --            60,963
    Amortization                                        10,000                --            10,350
    Accounting                                          17,638             4,318            30,115
    Rental Expense                                       7,950                --             7,950
    Consulting                                         298,818           107,333           406,151
    Software and website costs                              --            20,292            20,292
    General and administrative                          37,711            12,258            60,844
                                                  ------------      ------------      ------------
TOTAL OPERATING EXPENSES                               469,504           145,140           667,151
                                                  ------------      ------------      ------------

LOSS FROM OPERATIONS                                  (469,504)         (145,140)         (667,151)
                                                  ------------      ------------      ------------


NET LOSS                                          $   (469,504)     $   (145,140)     $   (667,151)
                                                  ============      ============      ============

Net Loss Per Share - Basic and Diluted            $      (0.02)     $      (0.01)     $      (0.04)
                                                  ============      ============      ============

Weighted average number of shares outstanding
    during the year - basic and diluted             24,228,678        19,596,164        18,433,572
                                                  ============      ============      ============

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES TO STOCKHOLDERS' DEFICIENCY

                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                 COMMON STOCK       ADDITIONAL     DURING
                                            ---------------------    PAID-IN    DEVELOPMENT    DEFERRED     DEFERRED
                                              SHARES      AMOUNT     CAPITAL       STAGE      CONSULTING   COMMITMENT      TOTAL
                                            ----------   --------   --------    ----------    ---------    ----------    ---------
Common stock issued to founder for book
   and software rights                       6,000,000   $  6,000   $     --    $   (6,000)   $      --    $       --    $      --
Common stock issued for cash                 9,630,000      9,630         --            --           --            --        9,630
Common stock issued to vendor for website
   development                               1,200,000      1,200         --            --           --            --        1,200
Net loss, 1999                                      --         --         --           (13)          --            --          (13)
                                            ----------   --------   --------    ----------    ---------    ----------    ---------

Balance, December 31, 1999                  16,830,000     16,830         --        (6,013)          --            --       10,817
Common stock issued for cash                   310,000        310         --            --           --            --          310
Net loss, 2000                                      --         --         --          (679)          --            --         (679)
                                            ----------   --------   --------    ----------    ---------    ----------    ---------

Balance, December 31, 2000                  17,140,000     17,140         --        (6,692)          --            --       10,448
Common stock issued for cash                   860,000        860         --            --           --            --          860
Net loss, 2001                                      --         --         --       (34,780)          --            --      (34,780)
                                            ----------   --------   --------    ----------    ---------    ----------    ---------

Balance, December 31, 2001                  18,000,000     18,000         --       (41,472)          --            --      (23,472)
Net loss, 2002                                      --         --         --       (17,035)          --            --      (17,035)
                                            ----------   --------   --------    ----------    ---------    ----------    ---------

Balance, December 31, 2002                  18,000,000     18,000         --       (58,507)          --            --      (40,507)
Common stock issued for services               300,000        300         --            --           --            --          300
Common stock issued for consulting services  2,300,000      2,300    181,700            --     (168,667)           --       15,333
Amortization of deferred consulting expense         --         --         --            --       92,000            --       92,000
Net loss, 2003                                      --         --         --      (145,140)          --            --     (145,140)
                                            ----------   --------   --------    ----------    ---------    ----------    ---------

Balance, December 31, 2003                  20,600,000     20,600    181,700      (203,647)     (76,667)           --      (78,014)
Stock issued for consulting services         3,431,818      3,432    201,568                   (195,000)                    10,000
Amortization of deferred consulting expense         --         --         --            --      198,136            --      198,136
Common stock options issued for services            --         --    100,682            --           --            --      100,682
Common stock issued for services               300,000        300     17,700            --           --            --       18,000
Common stock issued for book rights          3,000,000      3,000     (3,000)           --           --            --           --
Common stock issued for sale of stockholder
   note                                      3,000,000      3,000    177,000            --                                 180,000
Beneficial conversion expense                       --         --      7,423            --           --            --        7,423
Commitment expense                                  --         --         --            --                   (240,000)    (240,000)
Amortization of deferred commitment fee             --         --         --            --           --        10,000       10,000
Net loss, 2004                                      --         --         --      (469,504)          --            --     (469,504)
                                            ----------   --------   --------    ----------    ---------    ----------    ---------
Balance, December 31, 2004                  30,331,818   $ 30,332   $683,073    $ (673,151)   $ (73,531)   $ (230,000)   $(263,277)
                                            ==========   ========   ========    ==========    =========    ==========    =========

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                       FOR THE PERIOD FROM
                                                                                        JANUARY 22, 1999
                                                           YEAR ENDED DECEMBER 31,       (INCEPTION) TO
                                                            2004           2003         DECEMBER 31, 2004
                                                       ------------    ------------    -------------------
Cash Flows from Operating Activities:
    Net loss                                           $   (469,504)   $   (145,140)      $   (667,151)
    Adjustment to reconcile net loss to net cash
       used in operating activities:
       Amortization                                          10,000              --             10,350
       Options for services                                 100,683              --            100,683
       Settlement loss                                       60,963              --             60,963
       Debt discount                                         (6,084)             --             (6,084)
       Beneficial conversion interest                         7,423              --              7,423
       Depreciation                                           1,210             109              1,319
       Stock issued for services                            226,136         107,633            333,769
       Software impairment loss                                  --              --              6,000
       Website impairment loss                                   --              --                850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Security deposit                                       --            (600)              (600)
          Accounts payable                                   17,723          (9,525)            21,413
          Accrued Interest                                    2,167              --              2,167
                                                       ------------    ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                       (49,283)        (47,523)          (128,898)
                                                       ------------    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                    (3,997)         (2,175)            (6,172)
    Loan disbursements to officer                                --              --            (10,800)
    Payment for software development                             --              --             (6,000)
                                                       ------------    ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                        (3,997)         (2,175)           (22,972)
                                                       ------------    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                          --              --             10,800
    Proceeds from notes payable - related party              55,500          51,590            145,190
    Repayment on notes payable - related party               (2,503)         (1,350)            (3,853)
                                                       ------------    ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    52,997          50,240            152,137
                                                       ------------    ------------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents           (283)            542                267

Cash and Cash Equivalents at Beginning of Period                550               8                 --
                                                       ------------    ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        267    $        550       $        267
                                                       ============    ============       ============
Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                           $         --    $         --       $         --
                                                       ============    ============       ============
    Taxes                                              $         --    $         --       $         --
                                                       ============    ============       ============
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:

Settlement of debt with common stock                   $    119,037    $         --       $    119,037
Common stock issued for book rights                    $      3,000    $         --       $      3,000
Common stock issued for services                       $    195,000    $         --       $    195,000
Deferred commitment                                    $    240,000    $         --       $    240,000

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

         Significant estimates in 2004 include an estimate of the deferred tax asset valuation allowance, depreciable lives on property and equipment and valuation of stock based compensation.

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

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         (F) SOFTWARE DEVELOPMENT COSTS

         The Company accounts for the research and development costs and production costs of computer software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86, all costs incurred to establish the technology feasibility of computer software to be sold, leased, or otherwise marketed are considered research and development expenses that are expensed as incurred. Costs of producing product masters, which include coding and testing performance subsequent to establishing technological feasibility but before the product is available for general release to customers are capitalized and amortized on a straight-line basis over the assets estimated useful life.

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

         (I) PROMOTER CONTRIBUTION AND CONTRIBUTED SERVICES

         The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its sole officer was nominal through December 31, 2004. Accordingly, no expense has been recognized.

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         (J) REVENUE RECOGNITION

         The Company accounts for revenues pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 104. The Company intends on generating revenue from user subscriptions to the stock market trading and simulator programs. All customers will be offered a 35-day trial period in which they may receive a full refund and after such period, customers may cancel their subscriptions with 35 days notice. Payments from a customer during the customer's 35-day trial period will be recorded as a deferred liability and recognition will begin when the refund period expires. Revenue receipts after the 35-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period. As of December 31, 2004, no revenues have been generated.

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

         (L) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2004, there were 1,850,000 common stock options outstanding, which may dilute future earnings per share.

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

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         (N) NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended by FIN46(R), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as "variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. As amended by FIN 46(R), this interpretation is effective by the end of the first reporting period ending after December 15, 2003 for small business issuers that have special purpose entities and after December 15, 2004 for all other types of variable interest entities. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


         accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

NOTE 2   SOFTWARE AND IMPAIRMENT LOSS

During 2000, pursuant to a consulting agreement, the Company paid $6,000 to a third party who has an employment agreement with the Company for future employment, towards the development of its proprietary stock market trading software, which is to be leased to users over the Company's website. The costs were capitalized on the balance sheet pursuant to SFAS No. 86. The Company intended to amortize these costs on a straight-line basis over a period of three years once the software was placed in service. The consulting agreement stipulates an additional $6,000 due upon completion of the entire job. At December 31, 2001, the Company evaluated the recoverability of the capitalized software cost, and due to the uncertainty, recognized an impairment loss of $6,000.

NOTE 3   WEBSITE DEVELOPMENT COSTS AND IMPAIRMENT LOSS

During the year ended December 31, 1999, the Company capitalized $1,200 in common stock paid to a third party contractor to develop the Company's website. This agreement with the contractor grants the Company exclusive ownership and permission to the website. Amortization over a three-year period began when the website was placed in service in February 2002.

At  December  31,  2002,  the  Company  evaluated  the   recoverability  of  the
capitalized website development cost, and due to the uncertainty, recognized an impairment loss of $850.

NOTE 4   STANDBY EQUITY DISTRIBUTION AGREEMENT

On June 14, 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the Company may, at their discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the SEDA, Cornell will pay 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board ("OTCBB") or other principal market on which the Company's common stock is traded for the five days immediately following the notice date.

The Company may request advances under the SEDA once the underlying shares are registered with the United States Securities and Exchange Commission ("SEC"). Thereafter, the Company may continue to request advances until Cornell has advanced $5,000,000 or two years after the effective date of the registration statement, whichever occurs first. The Company may request an advance every five trading days. The maximum amount per advance is $100,000 and the maximum aggregate advance during any 30-day period is $400,000. A closing will be held six trading days after such written notice at which time the Company will deliver shares of common stock and Cornell will pay the advance amount. In

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


addition, to other possible costs of each advance, the Company will pay a commitment fee to the investor of 5% of each advance which will be treated as an offering cost and charged to additional paid-in capital for accounting purposes.

Under the terms of the SEDA, Cornell may not own more than 9.9% of the Company's outstanding common stock at any time. As of December 31, 2004, the Company has not taken any draws against the SEDA.

On June 14, 2004, in connection with the SEDA with Cornell, the Company gave Cornell an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell may only convert the debenture for a number of shares that would cause it to beneficially own more that 4.99% of the outstanding shares of the Company's common stock following such conversion. In addition, the Company has the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company has determined that this fee, $240,000, should be treated as a deferred commitment fee, a component of equity, to be amortized over the term of the commitment under the SEDA, which begins on the effective date which is defined as the earlier of (i) the effective date defined as the date the SEC declares a registration statement registering the underlying shares effective or
(ii) such earlier date the Company and investor may agree to in writing and ending on the earlier of (a) the date payment of the full $5,000,000 line in made, (b) the date the SEDA is terminated as defined in the agreement, or (c) 24 months after the effective date..

In connection with the issuance of the $240,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $7,423, which is being amortized over three years. The amount amortized to interest expense as of December 31, 2004 is $1,341. The balance of $6,082 is netted against Convertible Debenture as a debt discount.

The Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise them in connection with the SEDA. For its services, Newbridge Securities Corporation shall receive 181,818 shares of the Company's common stock valued at $10,000. As of December 31, 2004, the par value of these shares was recorded as issuable shares and the $10,000 was charged to operations.

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 5   NOTES PAYABLE - STOCKHOLDER

During the year-end December 31, 2004, the Company received proceeds totaling $55,500 from a stockholder increasing the note payable to $133,040 and the Company repaid $2,503 to this stockholder and converted $119,487 into 3,000,000 shares of common stock by two individuals who purchased the note payable from the stockholder. The balance of the transaction was recorded as a settlement loss in the amount of $60,963. (See Note 6)

Amounts due to the Company's sole corporate officer consist of various advances that are non-interest bearing, unsecured, promissory notes, which are due on demand. Total notes payable at December 31, 2004 were $11,500.

NOTE 6   STOCKHOLDERS' DEFICIENCY

The Company issued 6,000,000 common shares to its principal founder in exchange for book and software rights. As the founder had a zero cost basis in the rights, the par value of the common stock totaling $6,000 or $0.001 per share was charged to deficit accumulated during the development stage since there was no additional paid-in capital in the Company at that time.

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

On February 25, 2003, the Company issued 300,000 common shares for $0.001 per share or an aggregate $300 for legal services performed. (See Note 10)

On June 1, 2003, the Company issued 2,300,000 common shares for $0.001 per share pursuant to three separate one-year consulting agreements. For financial accounting purposes, the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.08 per share resulting in a fair value of $184,000. Based on the one-year term of these consulting agreements, the Company recognized $107,333 of consulting expense for the year ended December 31, 2003 and deferred the remaining $76,667 at December 31, 2003 as a component of stockholders' deficiency. For the year ended December 31, 2004, the Company recognized $76,667 as consulting expense.

On May 24, 2004, the Company issued 300,000 shares of its common stock for legal services, which are considered fully vested and have an estimated fair value of $18,000, based on the $0.06 per share quoted trading price on the grant date, which was recognized as legal expenses immediately since the service period is undefined.

Effective May 15, 2004, the Board approved one-year consulting agreements and issued under a Form S-8 filed in June 2004, 3,250,000 common shares. For accounting purposes, the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


measurement date at the quoted trading price of $0.06 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $124,169 of consulting expense for the year ended December 31, 2004 and deferred $73,531 at December 31, 2004 as a component of stockholders' deficiency. With the same Form S-8 filing in June 2004, 181,818 common shares are issuable to a registered broker-dealer. The stock was valued on the measurement date at the quoted trading price of $0.06 per share resulting in a value of $10,000 (See Note 4).

In June 2004, the Company issued 3,000,000 common shares to settle $119,037 of notes payable with third parties. The shares were valued at $180,000 based on the $0.06 per share quoted trading price on the settlement date resulting in a $60,963 settlement loss charged to operations. (See Note 5)

In the second quarter, the Company purchased the book rights from its President for 3,000,000 common shares. Since the President is the founder of the Company and a related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $3,000 and a charge to additional paid-in capital for the same amount. (See Note 7)

On May 14, 2004, the Company issued options to two outside consultants of 500,000 exercisable during the first 12 months starting on May 15, 2004 at $0.03, 500,000 exercisable during the second 12 months commencing May 15, 2005 at $0.04 and 850,000 exercisable during the third 12 months commencing May 15, 2006. The Company recorded consulting expense of $100,682 (computed using a Black-Scholes model with an interest rate of 1.81%, volatility of 225%, zero dividends and terms from 1 year to 3 years). The weighted average fair value of options granted in 2004 was $0.05.

On October 13, 2004, the Company registered 5,000,000 shares of common stock underlying the convertible debenture (see Note 4) which begins the amortization period for the $240,000 deferred commitment fee. For the year ended December 31, 2004, the Company recognized $10,000 as amortization expense.

NOTE 7   RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company received proceeds totaling $55,500 from an officer. During the year ended December 31, 2004, the Company repaid $2,503 to this officer (See Notes 5 and 6). In June 2004, the Company issued 3,000,000 common shares to settle $119,037 of notes payable to the officer (See Note 6). The balance as of December 31, 2004 is $11,500.

In the second quarter, the Company purchased the book rights from its President for 3,000,000 common shares. Since the President is the founder of the Company and a related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $3,000 and a charge to additional paid-in capital for the same amount. (See Note 6)

During 2003, the Company entered into a sub-lease rental agreement with its sole corporate officer. This agreement was renewed in April 2004 (See Note 9(B)).

NOTE 8   INCOME TAXES

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses.

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                  2004           2003
                                               ---------      ---------
Computed "expected" tax expense (benefit)      $(156,631)     $ (49,347)
Change in valuation allowance                    156,631         49,347
                                               ---------      ---------
                                               $      --      $      --
                                               =========      =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 is as follows:

                                                  2004
                                               ---------
Deferred tax assets:
Net operating loss carryforward                $ 223,830
                                               ---------
Total gross deferred tax assets                  223,830
Less valuation allowance                        (223,830)
                                               ---------
Net deferred tax assets                        $      --
                                               =========

The Company has a net operating loss carryforward of approximately $657,151 available to offset future taxable income expiring between 2021 and 2024.

The valuation allowance at December 31, 2003 was $67,199. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $156,231.

NOTE 9   COMMITMENTS

     (A)       EMPLOYMENT AGREEMENTS

     Since  inception,  the Company  entered  into  employment  agreements  (the
     "Agreements") with four individuals for a term of one year, and each agreement stipulates annual cash compensation. Each Agreement becomes effective upon completion of the planned registration of selling security holders of the Company. Three of these agreements were terminated in March 2004 leaving one agreement with the President. As of December 31, 2004, the Company has not yet commenced a sale of its securities under a registration statement declared effective by the SEC in October 2004.. Accordingly, no accrued compensation is required as of December 31, 2004. (See Note 12)

     (B)       RENTAL AGREEMENT

     On August 15, 2003, the Company entered into a one-year rental agreement. Under the terms of the agreement, the Company would be obligated to pay $1,200 per month in rent. The Company also paid $600 for a refundable security deposit, which is reflected in the accompanying balance sheet. Subsequent to entering into this rental agreement, the Company entered into a sub-lease rental agreement with its sole corporate officer. Under the terms of the sub lease, the officer would be required to pay the Company $600 per month. A new lease was entered into on April 15, 2004 with the same landlord for a term of one year for $1,200 per month in rent, which is allocated $800 to the Company and $400 to the sole corporate officer. As of December 31, 2004, the Company has recognized $7,950 in net rent expense. (See Note 7)

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 10  STOCK AWARD PLAN

The 2003 Stock Award Plan (the "Plan") of the Company is for selected employees, officers, directors, and key consultants and advisors to the Company. The Plan shall become effective as of February 25, 2003 (the "Effective Date") and shall terminate on December 31, 2003. The total number of shares of common stock available under the Plan shall not exceed in the aggregate 1,000,000. Such shares may be treasury shares or authorized but unissued shares. The Board may award and issue shares of common stock under the Plan to an eligible individual ("Stock Award"). The Board in its discretion and subject to the provisions of the Plan may, from time to time, grant to eligible individuals of the Company Stock Awards. Stock Awards may be made in lieu of cash compensation or as additional compensation. Stock Awards may also be made pursuant to performance-based goals established by the Board. The Company may, but shall not be obligated to, register any securities covered by a Stock Award pursuant to the Securities and Exchange Act of 1933. The Board may at any time alter, suspend or terminate the Plan. The Company may, for cause, cancel and the employee shall forfeit all outstanding Stock Awards, which are not fully vested. On February 25, 2003, the Company issued 300,000 shares of its common stock having a fair value of $300 for legal services (See Note 6).

NOTE 11  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $469,504 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $673,151 and a stockholders' deficiency of $263,277 at December 31, 2004 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company has essentially been inactive during 2004 while it was in the process of completing its registration statement on Form 10-SB and attempting to obtain quotation status on the Over the Counter Bulletin Board. Other than the liabilities reflected on the accompanying balance sheet at December 31, 2004, future expenses to maintain the Company's existence as a Securities and Exchange Act of 1934 reporting company include: accounting, auditing, Edgar, legal, and stock transfer agent fees. The Company plans to raise capital through private placements to pay the above corporate expenses as well as to implement its business plan. The company raised $150,000 in February 2005 (See Note 12). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12  SUBSEQUENT EVENTS

During January and February 2005, the Company's sole corporate officer advanced $2,000 to the Company. The advances are non-interest bearing, unsecured, promissory notes which are due on demand.

On February 15, 2005, the Company entered into a Promissory Note with Cornell for $150,000. The face amount of this Promissory Note and interest at a rate of twelve percent (12%) per annum shall be payable either out of the net proceeds received by the company under the Standby Equity Distribution Agreement dated

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


June 14, 2004 or within 107 calendar days of February 15, 2005. The Company received net proceeds after payment of fees and commission of $123,750 (See Note
4). In connection with this promissory note, 19,500,000 common shares were issued into escrow as collateral for the loan.

In connection with the above transaction with Cornell, on February 9, 2005, the Corporation sold registered shares to the public in a no minimum public offering under a registration statement declared effective by the SEC in 2004. These sales are part of the 19,500,000 discussed above which Cornell may periodically sell and apply to repayment of the promissory note and related accrued interest.

Under the terms of the Employment Agreement between the Corporation and its President dated May 1, 2001, the "Effective Date" provisions were satisfied on February 9, 2005. In light of the achievement of overall objectives, the President's salary for the period from February 9, 2005 to December 31, 2005 is established at $14,000 per month, pro rated from February. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $150,000, effective February 9, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

     Name                Age             Position
----------------     ----------  ------------------------
Richard Smitten          64       Chairman of the Board

Mr. Richard Smitten joined us at inception in June 1994. From July 1985 to date, has been an author. He has written and published 11 books. Prior to 1985 Mr. Smitten was the executive vice-president of MTS International a global personnel company. Before that, Mr. Smitten was the Canadian marketing director for the Vicks consumer goods company, makers of Vicks Vaporub and cold products, Lavoris and Clearasil. Mr. Smitten is a graduate of University of Western Ontario, located in London Ontario. His last three books were on the stock market and written for Trader's Press and John Wiley and Sons. He has been president of Smitten Press: Local Lore and Legends, Inc., a Canadian company proposing to publish and distribute local historical publications, since July 2003.

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

ITEM 10. EXECUTIVE COMPENSATION.

From inception to December 31, 2004, we have not paid any compensation to our officer and director.

Employment Agreements

------------------ --------------------- -------------------- --------------------- -------------
Name               Term of               Monthly salary for   Salary renegotiated   Key man life
                   Agreement(1)          initial year         annually              insurance
------------------ --------------------- -------------------- --------------------- -------------
Richard Smitten    1 year thereafter,    $14000               Yes                   No
                   with 2 annual
                   renewal options
------------------ --------------------- -------------------- --------------------- -------------

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

The agreement contains a covenant not to compete which provides that the employee won't work for a competitor during the term of the agreement and for one year thereafter.

In connection with a transaction with Cornell, on February 9, 2005, the Corporation sold registered shares to the public in a no minimum public offering under a registration statement declared effective by the SEC in 2004. Under the terms of the Employment Agreement between the Corporation and its President dated May 1, 2001, the "Effective Date" provisions were satisfied on February 9, 2005. In light of the achievement of overall objectives, the President's salary for the period from February 9, 2005 to December 31, 2005 is established at $14,000 per month, pro rated from February. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $150,000, effective February 9, 2005.

Board Compensation

Our director does not receive cash compensation for his services as director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the ownership, as of December 31, 2004, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

---------------------------- -------------------------- ---------------
Name address of beneficial   Amount of beneficial       Percentage
owner                        owner ship
---------------------------- -------------------------- ---------------
Richard Smitten              9,000,000                  30%
1752 NW 3rd Terrace
Suite 118-c Fort
Lauderdale, Fl
33311
---------------------------- -------------------------- ---------------
All directors and            9,000,000                   30%
executive officers as a
group (one person)
---------------------------- -------------------------- ---------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 33,315,818 shares of common stock outstanding as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2004, the Company received proceeds totaling $55,500 from an officer. During the year ended December 31, 2004, the Company repaid $2,503 to this officer. In June 2004, the Company issued 3,000,000 common shares to settle $119,037 of notes payable to the officer The balance as of December 31, 2004 is $11,500.

In the second quarter, the Company purchased the book rights from its President for 3,000,000 common shares. (See "Business - Proprietary Rights").

During 2003, the Company entered into a sub-lease rental agreement with its sole corporate officer. This agreement was renewed in April 2004 (See "Description of Property").

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

(b) Exhibits:

         The following exhibits listed are filed as part of this Report:

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Richard Smitten

         32.1  Section 1350 Certification, Richard Smitten

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)   Audit Fees --

            2003 = $ 4,318
            2004 = $17,638

(ii)  Audit Related Fees

            None

(iii) Tax Fees

            None

(iv)  All Other Fees

            None

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                         Name              Date              Signature
-----                         ----              ----              ---------
Principal Executive
Officer                 Richard Smitten    April 12, 2005    /s/ Richard Smitten

Principal Accounting    Richard Smitten    April 12, 2005    /s/ Richard Smitten
Officer

Principal Financial
Officer                 Richard Smitten    April 12, 2005    /s/ Richard Smitten


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE                     NAME              TITLE            DATE
---------                     ----              -----            ----

/s/ Richard Smitten      Richard Smitten       Director      April 12, 2005