Form 10QSB
period 2005-03-31
STOCK MARKET SOLUTIONS INC
filed 2005-05-10
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from to

                        Commission file number 000-49743


                          Stock Market Solutions, Inc.
     ----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Nevada                                      88-0443110
  ---------------------------------            ----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,086,984 as of May 2, 2005.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

PART I - Financial Information............................................  4
   Item 1.  Financial Statements..........................................  4
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  5
   Item 3.  Controls and procedures.......................................  8

PART II - OTHER INFORMATION...............................................  9
   Item 1.  Legal Proceedings............     ............................  9
   Item 2.  Unregistered sale of equity securities and use of proceeds ...  9
   Item 3.  Defaults upon Senior Securities...............................  9
   Item 4.  Submission of Matters to a Vote of Security Holders...........  9
   Item 5.  Other Information.......           ...........................  9
   Item 6.  Exhibits and reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004, previously filed with the Commission.


                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents


                                                                            Page
                                                                            ----

Balance Sheet ..........................................................      1

Statements of Operations ...............................................      2

Statements of Cash Flows ...............................................      3

Notes to Financial Statements ..........................................  4 - 5

                          STOCK MARKET SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                           ASSETS
                                                        March 31, 2005   December 31, 2004
                                                        --------------   -----------------
                                                          (Unaudited)
Current Assets
    Cash                                                  $    67,253      $       267
    Security deposit                                              600              600
                                                          -----------      -----------
TOTAL CURRENT ASSETS                                           67,853              867
                                                          -----------      -----------

EQUIPMENT, NET                                                  4,545            4,854
                                                          -----------      -----------

TOTAL ASSETS                                              $    72,398      $     5,721
                                                          ===========      ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                      $     7,220      $    21,413
    Accrued interest                                            3,167            2,167
    Accrued compensation - officer                            162,200               --
    Note payable - stockholder                                     --           11,500
                                                          -----------      -----------
TOTAL CURRENT LIABILITIES                                     172,587           35,080
                                                          -----------      -----------

LONG TERM LIABILITIES
Note payable                                                  140,000               --
Convertible debenture, less discount                          234,537          233,918
                                                          -----------      -----------
                                                              374,537          233,918

Total Liabilities                                             547,124          268,998
                                                          -----------      -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 33,315,818 issued and 30,675,461
      outstanding                                              30,676           30,150
    Common stock issuable ( 181,818 shares )                       --              182
    Additional paid-in capital                                693,038          683,073
    Deficit accumulated during development stage             (963,659)        (673,151)
                                                          -----------      -----------
                                                             (239,945)          40,254
    Less: Deferred consulting fee                             (24,781)         (73,531)
    Less: Deferred commitment fee                            (210,000)        (230,000)
                                                          -----------      -----------
TOTAL STOCKHOLDERS' DEFICIENCY                               (474,726)        (263,277)
                                                          -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $    72,398      $     5,721
                                                          ===========      ===========

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                          Three Months           For the Period From
                                                             Ended                January 22, 1999
                                                            March 31,              (Inception) to
                                                     2005             2004         March 31, 2005
                                                 ------------     ------------   -------------------
Operating Expenses
    Depreciation                                 $        309     $        284     $      1,628
    Legal                                              15,000               --           63,809
    Placement agent fee                                    --               --           10,000
    Software impairment loss                               --               --            6,000
    Website impairment loss                                --               --              850
    Settlement loss                                        --               --           60,963
    Amortization                                       20,000               --           30,350
    Accounting                                          4,564            4,720           34,679
    Rental expense                                      1,600               --            9,550
    Consulting                                         60,000           46,000          466,151
    Compensation - officer                            173,500               --          173,500
    Software and website costs                          5,000               --           25,292
    General and administrative                          8,916           15,882           69,760
                                                 ------------     ------------     ------------
TOTAL OPERATING EXPENSES                              288,889           66,886          952,532
                                                 ------------     ------------     ------------

LOSS FROM OPERATIONS                                 (288,889)         (66,886)        (952,532)
                                                 ------------     ------------     ------------

Other Income/(Expenses)
    Interest expense                                   (1,619)              --           (5,127)
                                                 ------------     ------------     ------------

NET LOSS                                         $   (290,508)    $    (66,886)    $   (957,659)
                                                 ============     ============     ============

Net Loss Per Share - Basic and Diluted           $      (0.01)    $      (0.00)    $      (0.05)
                                                 ============     ============     ============

Weighted average number of shares outstanding
    during the year - basic and diluted            30,530,367       20,600,000       18,885,790
                                                 ============     ============     ============


                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW

                                                                  Three Months         For the Period From
                                                                     Ended              January 22, 1999
                                                                    March 31,            (Inception) to
                                                             2005            2004        March 31, 2005
                                                         -----------     -----------   -------------------
Cash Flows from Operating Activities:
    Net loss                                             $  (290,508)    $   (66,886)    $  (957,659)
    Adjustment to reconcile net loss to met cash used
       in operating activities:
       Amortization                                           20,000              --          30,350
       Options for services                                       --              --         100,683
       Settlement loss                                            --              --          60,963
       Debt discount amortization                              8,119              --           2,035
       Debt issue cost amortization                           18,750              --          18,750
       Beneficial conversion interest                             --              --           7,423
       Depreciation                                              309             284           1,628
       Stock issued for services                              48,750          46,000         382,519
       Software impairment loss                                   --              --           6,000
       Website impairment loss                                    --              --             850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
           Security deposit                                       --              --            (600)
           Accounts payable                                  (14,193)          4,720           7,220
           Accrued compensation- officer                     173,500              --         173,500
           Accrued interest                                    1,000              --           3,167
                                                         -----------     -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                        (34,273)        (15,882)       (163,171)
                                                         -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                         --           3,997          (6,172)
    Loan disbursements to officer                                 --              --         (10,800)
    Payment for software development                              --              --          (6,000)
                                                         -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                             --           3,997         (22,972)
                                                         -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                       10,309              --          21,109
    Proceeds from notes payable                              123,750              --         123,750
    Repayment on notes payable                               (10,000)                        (10,000)
    Proceeds from notes payable - related party                2,000          27,000         147,190
    Repayment on notes payable - related party               (24,800)         (2,503)        (28,653)
                                                         -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    101,259          24,497         253,396
                                                         -----------     -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents          66,986           4,618          67,253

Cash and Cash Equivalents at Beginning of Period                 267             550              --
                                                         -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    67,253     $     5,168     $    67,253
                                                         ===========     ===========     ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                             $        --     $        --     $        --
                                                         ===========     ===========     ===========
    Taxes                                                $        --     $        --     $        --
                                                         ===========     ===========     ===========


                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2004 included in the Company's Form 10-KSB.

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of March 31, 2005, the Company has taken one draw of $10,000 against the SEDA.

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

The Company has determined that this fee, $240,000, should be treated as a deferred commitment fee, a component of equity, to be amortized over the term of the commitment under the SEDA, which begins on the effective date which is defined as the earlier of (i) the effective date defined as the date the SEC declares a registration statement registering the underlying shares effective or
(ii) such earlier date the Company and investor may agree to in writing and ending on the earlier of (i) the date payment of the full $5,000,000 line in made, (ii) the date the SEDA is terminated as defined in the agreement, or (iii) 24 months after the effective date.

In connection with the issuance of the $240,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $7,423, which is being amortized over three years. The amount amortized to interest expense as of March 31, 2005 is $619. The balance of $5,463 is netted against Convertible Debenture as a debt discount.


On February 15, 2005, the Company entered into a Promissory Note with Cornell for $150,000. The face amount of this Promissory Note and interest at a rate of twelve percent (12%) per annum shall be payable either out of the net proceeds received by the company under the Standby Equity Distribution Agreement dated June 14, 2004 or within 107 calendar days of January 26, 2005. The Company received net proceeds after payment of fees and commission of $123,750. In connection with this promissory note, 2,984,000 common shares were issued into escrow as collateral for the loan.

In connection with the above transaction with Cornell, on February 9, 2005, the Corporation sold 343,643 registered shares for $10,309 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. These sales are part of the 2,984,000 discussed above which Cornell may periodically sell and apply to repayment of the promissory note and related accrued interest.

NOTE 3   NOTES PAYABLE - OFFICER

During the three months ended March 31, 2005, the Company received proceeds totaling $2,000 from an officer which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300 which was offset against accrued compensation (See Note 4).

NOTE 4   RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, the Company received proceeds totaling $2,000 from an officer. During the three months ended March 31, 2005, the Company repaid $24,800 to this officer. (See Notes 3 and 6).

During 2005, the Company entered into a new sub-lease rental agreement with its sole corporate officer. .

Under the terms of the Employment Agreement between the Corporation and its President dated May 1, 2001, the "Effective Date" provisions were satisfied on February 9, 2005. In light of the achievement of overall objectives, the President's salary for the period from February 9, 2005 to December 31, 2005 is established at $14,000 per month, pro rated from February. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $150,000, effective February 9, 2005. For the three months ended March 31, 2005, the company recorded officer's compensation of $173,500.

NOTE 5   STOCKHOLDERS' DEFICIENCY

Effective May 15, 2004 the Board approved one-year consulting agreements and issued under a Form S-8 filed in May 2004, 3,250,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the measurement date at the quoted trading price of $0.06 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $48,750 of consulting expense for the three months ended March 2005 and deferred $24,781 at March 31, 2005 as a component of stockholders' deficiency.

On October 13, 2004, the Company registered 5,000,000 shares of common stock underlying the convertible debenture which begins the amortization period for the $240,000 deferred commitment fee. For the three months ended March 31, 2005, the Company recognized $20,000 as amortization expense.

On February 2005, the Company issued 343,643 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $10,309 based on the $0.03 per share quoted trading price on the date of issuance resulting in a pay down of the promissory note of $150,000 by $10,000 and a fee of $309. (See Note 2)

NOTE 6   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $104,734, and a deficit accumulated during the development stage of $963,659 at March 31, 2005;, net loss during the three months ended March 31, 2005 of $290,508, and net cash used in operations of $34,273 for the three months ended March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management  intends  to obtain  additional  funding  from the SEDA (see Note 2).
Management   believes  that  the  actions  presently  being  taken  provide  the opportunity for the Company to continue as a going concern.

NOTE 7   SUBSEQUENT EVENT

In April 2005 the Company sold 411,523 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $10,288 based on the $0.025 per share quoted trading price on the date of issuance resulting in a pay down of the promissory note of $140,000 by $10,000 and a fee of $288.
(See Notes 2 & 5)

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

o     Obtaining and developing necessary intellectual property

o     Raising capital

o     Establishing our website

o     Developing markets for the services we offer on our website


Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business. The software trading system is under development at this time. Version One is expected to be delivered in an untested draft version within the near future. This system will have to be Beta tested and used by investors to ensure it is bug-free before it can be offered to the public. The cost for the current version has been $35,000 so far and is expected to be about $50,000-60,000, when completed. The anticipated date for the final version is December of 2005 but it may be a longer period until the final version is completed.

In addition, one aspect of our strategy to grow is to expand the scope of our operations by acquiring other businesses. We believe that our public company status will make us an attractive buyer to certain acquisition candidates in this area. We have not developed any acquisition discipline or criteria to evaluate acquisition opportunities. Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings. As of the date of this report, we have engaged in preliminary discussions with an acquisition candidate and have issued one letter of intent, as of yet not returned. Accordingly, we have no binding agreement, commitment or understanding with this or any other candidate. Further, this and we anticipate any other acquisition candidate will require us to increase our authorized shares before proceeding to a definitive, binding agreement, commitment or understanding. Accordingly, in this connection, we intend to file a proxy solicitation on Schedule 14A concerning a proposed amendment to our articles of incorporation to increase the authorized shares to 1,000,000,000. We may be able to promptly proceed to a definitive agreement and closing of an acquisition promptly if and upon approval and filing with the State of Nevada of this proposed amendment.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $104,734, a deficit accumulated during the development stage of $963,959, net loss during the three months ended March 31, 2005 of $290,508, and net cash used in operations of $34,273 during the three months ending March 31, 2005. In addition, as of March 31, 2005, we had only $67,253 of cash available.

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

On February 15, 2005, the Company entered into a Promissory Note with Cornell for $150,000. The face amount of this Promissory Note and interest at a rate of twelve percent (12%) per annum shall be payable either out of the net proceeds received by the company under the Standby Equity Distribution Agreement dated June 14, 2004 or within 107 calendar days of January 26, 2005. The Company received net proceeds after payment of fees and commission of $123,750. In connection with this promissory note, 2,984,000 common shares were issued into escrow as collateral for the loan.

In connection with the above transaction with Cornell, on February 9, 2005, the Corporation sold 343,643 registered shares for $10,309 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. These sales are part of the 2,984,000 discussed above which Cornell may periodically sell and apply to repayment of the promissory note and related accrued interest.

In April 2005 the Company sold 411,523 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $10,288 based on the $0.025 per share quoted trading price on the date of issuance resulting in a pay down of the promissory note of $140,000 by $10,000 and a fee of $288.

Amounts due to the Company's sole corporate officer consist of various advances that are non-interest bearing, unsecured, promissory notes, which are due on demand. Total notes payable at December 31, 2004 were $11,500.

During the three months ended March 31, 2005, the Company received proceeds totaling $2,000 from an officer which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300 which was offset against accrued compensation

However, due to uncertainty, there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None during this quarter.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

8-K

8-K filed 2005-02-14

EXHIBIT NUMBER  NAME AND/OR IDENTIFICATION OF EXHIBIT


31 Certification

32 Certification

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Stock Market Solutions, Inc.


DATE: May 9, 2005                    By: /s/ Richard Smitten
                                         -----------------------------
                                         Richard Smitten
                                         Chief Executive Officer
                                         (Principal Financial Officer)