Form 10QSB
period 2005-06-30
STOCK MARKET SOLUTIONS INC
filed 2005-08-22
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,976,729 as of September 15, 2005.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - Financial Information....................................  4
   Item 1. Financial Statements...................................  4
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................  5
   Item 3. Controls and procedures................................  8
PART II - OTHER INFORMATION.......................................  9
   Item 1. Legal Proceedings......................................  9
   Item 2. Changes in Securities..................................  9
   Item 3. Defaults upon Senior Securities........................  9
   Item 4. Submission of Matters to a Vote of Security Holders....  9
   Item 5. Other Information.......           ....................  9
   Item 6. Exhibits...............................................  9




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





                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents


                                                                Page

Balance Sheets                                                      1

Statements of Operations (Unaudited)                                2

Statements of Cash Flows (Unaudited)                                3

Notes to Financial Statements (Unaudited)                       4 - 5

                  Stock Market Solutions, Inc. and Subsidiary
                         (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                                              June 30, 2005  December 31, 2004
                                                               ------------    ------------
                                                                   (Unaudited)
Current Assets
    Cash                                                       $     32,986    $        267
    Security deposit                                                    600             600
                                                               ------------    ------------
Total Current Assets                                                 33,586             867
                                                               ------------    ------------

Equipment, net                                                        4,236           4,854
                                                               ------------    ------------

Total Assets                                                   $     37,822    $      5,721
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accounts payable                                           $      5,500    $     21,413
    Accrued interest                                                 12,500           2,167
    Accrued compensation - officer                                  184,200              --
    Note payable - stockholder                                           --          11,500
                                                               ------------    ------------
Total Current Liabilities                                           202,200          35,080
                                                               ------------    ------------

Long Term Liabilities
Convertible debenture, less discount                                235,156         233,918
                                                               ------------    ------------
                                                                    235,156         233,918

Total Liabilities                                                   437,356         268,998
                                                               ------------    ------------


Stockholders' Deficiency
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 49,976,729 issued and 30,150,000
      outstanding                                                    49,977          30,150
    Common stock issuable ( 181,818 shares )                             --             182
    Additional paid-in capital                                      869,119         683,073
    Deficit accumulated during development stage                 (1,128,630)       (673,151)
                                                               ------------    ------------
                                                                   (209,534)         40,254
    Less: Deferred consulting fee                                        --         (73,531)
    Less: Deferred commitment fee                                  (190,000)       (230,000)
                                                               ------------    ------------
Total Stockholders' Deficiency                                     (399,534)       (263,277)
                                                               ------------    ------------

Total Liabilities and Stockholders' Deficiency                 $     37,822    $      5,721
                                                               ============    ============

                 See accompanying notes to financial statements

                  Stock Market Solutions, Inc. and Subsidiary
                         (A Development Stage Company)
                            Statements of Operations

                                                        Three Months                    Six Months         For the period from
                                                           Ended                           Ended             January 22, 1999
                                                          June 30,                        June 30,            (Inception) to
                                                    2005            2004            2005            2004       June 30, 2005
                                                ------------    ------------    ------------    ------------    ------------
Operating Expenses
     Depreciation                               $        308    $        309    $        617    $        592    $      1,936
     Legal                                             5,000          18,535          20,000          18,535          68,809
     Placement agent fee                                  --              --              --              --          10,000
     Software impairment loss                             --              --              --              --           6,000
     Website impairment loss                              --              --              --              --             850
     Settlement loss                                      --          60,963              --          60,963          60,963
     Amortization                                     20,000              --          40,000              --          50,350
     Accounting                                        5,255           2,229           9,819           6,950          39,934
     Rental expense                                    2,400              --           4,000              --          11,950
     Consulting                                       50,463         155,318         110,463         201,318         516,614
     Compensation - officer                           42,000              --         215,500              --         215,500
     Software and website costs                        7,500              --          12,500              --          32,792
     General and administrative                       19,893          12,953          28,809          28,835          89,653
                                                ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                             152,819         250,307         441,708         317,193       1,105,351
                                                ------------    ------------    ------------    ------------    ------------

Loss from Operations                                (152,819)       (250,307)       (441,708)       (317,193)     (1,105,351)
                                                ------------    ------------    ------------    ------------    ------------

Other Income/(Expenses)
     Interest expense                                (12,152)         (7,423)        (13,771)         (7,423)        (17,279)
                                                ------------    ------------    ------------    ------------    ------------

Net Loss                                        $   (164,971)   $   (257,730)   $   (455,479)   $   (324,616)   $ (1,122,630)
                                                ============    ============    ============    ============    ============

Net Loss Per Share - Basic and Diluted          $      (0.00)   $      (0.01)   $      (0.02)   $      (0.02)   $      (0.06)
                                                ============    ============    ============    ============    ============

Weighted average number of shares outstanding
     during the year - basic and diluted          41,004,075      22,920,979      27,321,498      21,177,074      19,841,384
                                                ============    ============    ============    ============    ============


                 See accompanying notes to financial statements

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                             Statements of Cash Flow

                                                                       Six Months            For the period from
                                                                         Ended                 January 22, 1999
                                                                        June 30,                (Inception) to
                                                                 2005              2004         June 30, 2005
                                                            --------------    --------------    --------------
Cash Flows from Operating Activities:
     Net loss                                               $     (455,479)   $     (324,616)   $   (1,122,630)
     Adjustment to reconcile net loss to met cash used in
         operating activities:
         Amortization                                               40,000                --            50,350
         Options for services                                           --           100,682           100,683
         Settlement loss                                                --            60,963            60,963
         Debt discount amortization                                  8,738                --             2,654
         Debt issue cost amortization                               18,750                --            18,750
         Beneficial conversion interest                                 --             7,423             7,423
         Depreciation                                                  617               592             1,936
         Stock issued for services                                 126,713           118,636           460,482
         Software impairment loss                                       --                --             6,000
         Website impairment loss                                        --                --               850
     Changes in operating assets and liabilities:
         Increase (decrease) in:
              Security deposit                                          --                --              (600)
              Accounts payable                                     (15,913)              450             5,500
              Accrued compensation- officer                        184,200                --           184,200
              Accrued interest                                      10,334                --            12,501
                                                            --------------    --------------    --------------
Net Cash Used in Operating Activities                              (82,040)          (35,870)         (210,938)
                                                            --------------    --------------    --------------

Cash Flows from Investing Activities:
     Purchase of equipment                                              --            (3,997)           (6,172)
     Loan disbursements to officer                                      --                --           (10,800)
     Payment for software development                                   --                --            (6,000)
                                                            --------------    --------------    --------------
Net Cash Used in Investing Activities                                   --            (3,997)          (22,972)
                                                            --------------    --------------    --------------

Cash Flows from Financing Activities:
     Proceeds from common stock issuance                           152,509                --           163,309
     Proceeds from notes payable                                   123,750            44,000           123,750
     Repayment on notes payable                                   (150,000)           (2,503)         (150,000)
     Proceeds from notes payable - related party                     2,000                --           147,190
     Repayment on notes payable - related party                    (13,500)               --           (17,353)
                                                            --------------    --------------    --------------
Net Cash Provided by Financing Activities                          114,759            41,497           266,896
                                                            --------------    --------------    --------------

Net Increase in Cash and Cash Equivalents                           32,719             1,630            32,986

Cash and Cash Equivalents at Beginning of Period                       267               550                --
                                                            --------------    --------------    --------------

Cash and Cash Equivalents at End of Period                  $       32,986    $        2,180    $       32,986
                                                            ==============    ==============    ==============

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                               $           --    $           --    $           --
                                                            ==============    ==============    ==============
     Taxes                                                  $           --    $           --    $           --
                                                            ==============    ==============    ==============

                   Stock Market Solutions, Inc. and Subsidiary
               Notes to Consolidated Interim Financial Statements
                          (A Development Stage Company)
                                  June 30, 2005
                                   (Unaudited)


Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Note 2   Agreement and Plan of Merger

The Company entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP

Acquisition Corp. shall merge into Texas Prototypes, Inc. which will remain as a subsidiary of the Company. The Company shall issue approximately 90 million common shares to the shareholders of Texas Prototypes, Inc. after a proposed 1 for 10 reverse split of the Company's common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc.

Note 3   Standby Equity Distribution Agreement

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of June 30, 2005, the Company issued 14,546,911 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

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

In connection with the issuance of the $240,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $7,423, which is being amortized over three years. The amount amortized to interest expense in 2005 is $1,238. The balance of $4,844 is netted against Convertible Debenture as a debt discount.


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

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, sold 14,546,911 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200.




Note 4   Notes Payable - Officer

During the three months ended June 30, 2005, the Company received proceeds totaling $2,000 from an officer which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300 which was offset against accrued compensation (See Note 5)

Note 5   Related Party Transactions

During the six months ended June 30, 2005, the Company received proceeds totaling $2,000 from an officer. During the six months ended June 30, 2005, the Company repaid $13,500 to this officer. (See Notes 3 and 6).

During 2005, the Company entered into a new sub-lease rental agreement with its sole corporate officer.

Under the terms of the Employment Agreement between the Corporation and its President dated May 1, 2001, the "Effective Date" provisions were satisfied on February 9, 2005. In light of the achievement of overall objectives, the President's salary for the period from February 9, 2005 to December 31, 2005 is established at $14,000 per month, pro rated from February. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $150,000, effective February 9, 2005. For the six months ended June 30, 2005, the Company recorded officer's compensation of $215,500.

Note 6   Stockholders' Deficiency

Effective May 15, 2004 the Board approved one-year consulting agreements and issued under a Form S-8 filed in May 2004, 3,250,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the measurement date at the quoted trading price of $0.06 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $72,781 of consulting expense for the six months ended June 2005 and deferred $-0- at June 30, 2005 as a component of stockholders' deficiency.

On October 13, 2004, the Company registered 5,000,000 shares of common stock underlying the convertible debenture which begins the amortization period for the $240,000 deferred commitment fee. For the six months ended June 30, 2005, the Company recognized $40,000 as amortization expense.

On February 2005, the Company issued 343,643 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $10,309 based on the $0.03 per share quoted trading price on the date of issuance resulting in a pay down of the promissory note of $150,000 by $10,000 and a fee of $309. (See Note 3)

During the quarter ended June 30, 2005, the Company issued 14,203,268 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $142,200 based on the agreed upon purchase prices resulting in a pay down of the remaining promissory note balance of $140,000 plus $2,200 accrued interest. (See Note 3)

On June 17, 2005, the Company issued 2,890,000 common shares to consultants for past services rendered. These shares were valued at $33,182 and expensed immediately based on the share price of $0.01 per share quoted trading price on the date of issuance.

On June 17, 2005, the Company issued 2,000,000 common shares to the President. These shares were valued at $20,000 based on the share price of $0.01 per share quoted trading price on the date of issuance. The $20,000 was applied to accrued compensation.

On June 17, 2005, the Company issued 300,000 common shares to the option holders in exchange for the cancellation of 1,350,000 options. The original options value had been expensed in a prior period. Since the value of the options on the exchange date exceeded the value of the 300,000 shares issued on the exchange date, there was no additional expense recorded.

On June 20, 2005, the Company cancelled 92,000 common shares.

Note 7   Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $168,614, and a deficit accumulated during the development stage of $1,128,630 at June 30, 2005, net loss during the six months ended June 30, 2005 of $455,479, and net cash used in operations of $82,040 for the six months ended June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business. For the fiscal year ended December 31, 2004 and for the six month period ended June 30, 2005, by in large the Company was inactive.

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $168,614, a deficit accumulated during the development stage of $1,128,630, net loss during the six months ended June 30, 2005 of $455,479, and net cash used in operations of $82,040 during the six months ending June 30, 2005. In addition, as of June 30, 2005, we had only $32,986 of cash available. Our cash resources of $32,986 are insufficient to satisfy our cash requirements over the next 12 months.

Until financing has been received, all our costs, including bank service fees and those costs associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

The Company entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP Acquisition Corp. shall merge into Texas Prototypes, Inc. which will remain as a subsidiary of the Company. The Company shall issue approximately 90 million common shares to the shareholders of Texas Prototypes, Inc. after a proposed 1 for 10 reverse split of the Company's common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities

During the quarter ended June 30, 2005, the Company issued 14,203,268 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $142,200 based on the agreed upon purchase prices resulting in a pay down of the promissory note of $140,000 plus $2,200 accrued interest.

On June 17, 2005, the Company issued 2,890,000 common shares to consultants. These shares were valued at $33,182 based on the share price of $0.01 per share quoted trading price on the date of issuance.

On June 17, 2005, the Company issued 2,000,000 common shares to the President. These shares were valued at $20,000 based on the share price of $0.01 per share quoted trading price on the date of issuance.

On June 17, 2005, the Company issued 300,000 common shares to the option holders. These shares were valued at $3,000 based on the share price of $0.01 per share quoted trading price on the date of issuance.

On June 20, 2005, the Company cancelled 92,000 common shares.

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


                               Stock Market Solutions, Inc.


DATE:  August 16, 2005         By: /s/ Richard Smitten
                                   -----------------------
                                   Richard Smitten
                                   Chief Executive Officer
                                   (Principal Financial Officer)