Form 10QSB/A
period 2005-03-31
STOCK MARKET SOLUTIONS INC
filed 2005-11-09
CIK 1171749

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

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                                    Contents


                                                                        Page

Balance Sheets                                                            1

Statements of Operations                                                  2

Statements of Cash Flows                                                  3

Notes to Financial Statements                                           4 - 5

                          ASSETS
                          ------
                                                                   MARCH 31, 2005       DECEMBER 31, 2004
                                                                   --------------       -----------------
                                                                     (Unaudited)
                                                                    ------------
                                                                    (As restated
                                                                    ------------
                                                                     Notes 8 & 9)           (Note 9)
                                                                    ------------        ----------------
CURRENT ASSETS
    Cash                                                            $      67,253       $            267
    Security deposit                                                          600                    600
                                                                    -------------       ----------------
TOTAL CURRENT ASSETS                                                       67,853                    867
                                                                    -------------       ----------------

EQUIPMENT, NET                                                              4,545                  4,854

Deferred Equity Offering Costs                                            230,000                230,000
                                                                    -------------       ----------------

TOTAL ASSETS                                                        $     302,398       $        235,721
                                                                    =============       ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                $       7,220       $         21,413
    Accrued interest                                                        3,167                  2,167
    Accrued compensation - officer                                        162,200                   --
    Note payable - stockholder                                               --                   11,500
                                                                    -------------       ----------------
TOTAL CURRENT LIABILITIES                                                 172,587                 35,080
                                                                    -------------       ----------------

LONG TERM LIABILITIES
Note payable                                                              140,000                   --
Convertible debenture, less discount                                      234,537                233,918
                                                                    -------------       ----------------
                                                                          374,537                233,918

Total Liabilities                                                         547,124                268,998
                                                                    -------------       ----------------


STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 33,315,818 issued and 30,675,461
      outstanding                                                          30,676                 30,150
    Common stock issuable (181,818 shares)                                   --                      182
    Additional paid-in capital                                            693,038                683,073
    Deficit accumulated duringd evelopment stage                         (943,659)              (673,151)
                                                                    -------------       ----------------
                                                                         (219,945)                40,254
    Less: Deferred consulting fee                                         (24,781)               (73,531)
                                                                    -------------       ----------------
TOTAL STOCKHOLDERS' DEFICIENCY                                           (244,726)               (33,277)
                                                                    -------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     302,398       $        235,721
                                                                    =============       ================

                                                               THREE MONTHS              FOR THE PERIOD FROM
                                                                  Ended                    January 22, 1999
                                                                 March31,                   (Inception) to
                                                          2005             2004             MARCH 31, 2005
                                                    ----------------  --------------   -----------------------
                                                      (As restated                           (As restated
                                                      ------------                           ------------
                                                       Notes 8 & 9)                           Notes 8 & 9)
                                                      ------------                           ------------
OPERATING EXPENSES
    Depreciation                                    $            309  $          284   $                 1,628
    Legal                                                     15,000               -                    63,809
    Placement agent fee                                            -               -                    10,000
    Software impairment loss                                       -               -                     6,000
    Website impairment loss                                        -               -                       850
    Settlement loss                                                -               -                    60,963
    Amortization                                                   -               -                    10,350
    Accounting                                                 4,564           4,720                    34,679
    Rental expense                                             1,600               -                     9,550
    Consulting                                                60,000          46,000                   466,151
    Compensation - officer                                   173,500               -                   173,500
    Software and website costs                                 5,000               -                    25,292
    General and administrative                                 8,916          15,882                    69,760
                                                    ----------------  --------------   -----------------------
TOTAL OPERATING EXPENSES                                     268,889          66,886                   932,532
                                                    ----------------  --------------   -----------------------

LOSS FROM OPERATIONS                                        (268,889)        (66,886)                 (932,532)
                                                    ----------------  --------------   -----------------------

Other Income/(Expenses)
    Interest expense                                          (1,619)              -                    (5,127)
                                                    ----------------  --------------   -----------------------

NET LOSS                                            $       (270,508) $      (66,886)  $              (937,659)
                                                    ================  ==============   =======================

Net Loss Per Share - Basic and Diluted              $          (0.01) $        (0.00)  $                 (0.05)
                                                    ================  ==============   =======================

Weighted average number of shares outstanding
    during the period - basic and diluted                 30,530,367      20,600,000                18,885,790
                                                    ================  ==============   =======================

                                                                       THREE MONTHS          FOR THE PERIOD FROM
                                                                          Ended               January 22, 1999
                                                                         March 31,             (Inception) to
                                                                   2005            2004        March 31, 2005
                                                            ---------------  --------------  -------------------
                                                             (As Restated                        (As Restated
                                                             -------------                       ------------
                                                             Notes 8 & 9)                        Notes 8 & 9)
                                                             -------------                       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $      (270,508)  $    (66,886)  $         (937,659)
    Adjustment to reconcile net loss to met cash used in
       operating activities:
       Amortization                                                       -              -               10,350
       Options for services                                               -              -              100,683
       Settlement loss                                                    -              -               60,963
       Debt discount amortization                                     8,119              -                2,035
       Debt issue cost amortization                                  18,750              -               18,750
       Beneficial conversion interest                                     -              -                7,423
       Depreciation                                                     309            284                1,628
       Stock issued for services                                     48,750         46,000              382,519
       Software impairment loss                                           -              -                6,000
       Website impairment loss                                            -              -                  850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Security deposit                                                -              -                 (600)
          Accounts payable                                          (14,193)         4,720                7,220
          Accrued compensation- officer                             173,500              -              173,500
          Accrued interest                                            1,000              -                3,167
                                                            ---------------  --------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                               (34,273)       (15,882)            (163,171)
                                                            ---------------  --------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                 -         (3,997)              (6,172)
    Loan disbursements to officer                                         -              -              (10,800)
    Payment for software development                                      -              -               (6,000)
                                                            ---------------  --------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                                     -         (3,997)             (22,972)
                                                            ---------------  --------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                              10,309              -               21,109
    Proceeds from notes payable                                     123,750              -              123,750
    Repayment on notes payable                                      (10,000)             -              (10,000)
    Proceeds from notes payable - related party                       2,000         27,000              147,190
    Repayment on notes payable - related party                      (24,800)        (2,503)             (28,653)
                                                            ---------------  --------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           101,259         24,497              253,396
                                                            ---------------  --------------  -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                 66,986          4,618               67,253

Cash and Cash Equivalents at Beginning of Period                        267            550                    -
                                                            ---------------  --------------  -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        67,253   $      5,168   $           67,253
                                                            ===============  ==============  ===================

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                $             -   $          -   $                -
                                                            ===============  ==============  ===================
    Taxes                                                   $             -   $          -   $                -
                                                            ===============  ==============  ===================

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

The Company has determined that this fee, $240,000, should be treated as a deferred offering cost asset to be offset against the proceeds of the SEDA.

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

In connection with the above transaction with Cornell, on February 9, 2005, the Corporation sold 343,643 registered shares for $10,000 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. These sales are part of the 2,984,000 discussed above which Cornell may periodically sell and apply to repayment of the promissory note and related accrued interest. Remaining deferred offering costs at March 31, 2005 were $230,000 after prior period offset of the $10,000 portion.

NOTE 3 NOTES PAYABLE - OFFICER

During the three months ended March 31, 2005, the Company received proceeds totaling $2,000 from an officer, which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300, which was offset against accrued compensation (See Note
4).

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

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $104,734, and a deficit accumulated during the development stage of $943,659 at March 31, 2005;, net loss during the three months ended March 31, 2005 of $270,508, and net cash used in operations of $34,273 for the three months ended March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to obtain additional funding from the SEDA (see Note 2). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 7 SUBSEQUENT EVENT

In April 2005, the Company sold 411,523 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $10,288 based on the $0.025 per share quoted trading price on the date of issuance resulting in a pay down of the promissory note of $140,000 by $10,000 and a fee of $288.
(See Notes 2 & 5)

NOTE 8 RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2005, management became aware that those financial statements had expensed deferred equity offering costs rather than offsetting those costs against proceeds of the offering. In addition those deferred costs should have been presented in the balance sheet as an asset rather than as contra equity.

The revision of this item in the restated financial statements has the effect of decreasing amortization expense and therefore net loss by $20,000 for the three months ended March 31, 2005 and for the period from January 29, 1999 (Inception) to March 31, 2005 and increasing the deferred equity offering costs (formerly entitled "Deferred commitment fee") by $20,000 in the balance sheet. In addition, the deferred equity offering costs has been reclassified from contra equity to non-current assets.

Net loss per share, basic and diluted did not change.

NOTE 9 PRIOR PERIOD RECLASSIFICATIONS

To conform with the new presentation as discussed in Note 8, the deferred commitment fee line item in the December 31, 2004 balance sheet presented as a comparative column in the March 31, 2005 financial statements, has been reclassified to non-current assets and the title changed to Deferred equity offering costs.

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

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $104,734, a deficit accumulated during the development stage of $943,659, net loss during the three months ended March 31, 2005 of $270,508, and net cash used in operations of $34,273 during the three months ending March 31, 2005. In addition, as of March 31, 2005, we had only $67,253 of cash available.

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

The Company has determined that this fee, $240,000, should be treated as a deferred offering cost asset to be offset against the projects of the SEDA.

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

In connection with the above transaction with Cornell, on February 9, 2005, the Corporation sold 343,643 registered shares for $10,000 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. These sales are part of the 2,984,000 discussed above which Cornell may periodically sell and apply to repayment of the promissory note and related accrued interest. Remaining deferred offering costs at March 31, 2005 were $230,000 after prior period offset of the $10,000 portion.

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

                                     Stock Market Solutions, Inc.


DATE: November 8, 2005               By: /s/ Richard Smitten
                                         -----------------------------
                                         Richard Smitten
                                         Chief Executive Officer
                                         (Principal Financial Officer)