Form 10QSB/A
period 2005-06-30
STOCK MARKET SOLUTIONS INC
filed 2005-11-09
CIK 1171749

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





                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                  Page

Balance Sheets                                                      1

Statements of Operations (Unaudited)                                2

Statements of Cash Flows (Unaudited)                                3

Notes to Financial Statements (Unaudited)                         4 - 5

                            ASSETS
                            ------
                                                              JUNE 30, 2005  DECEMBER 31, 2004
                                                               (Unaudited)
                                                              ------------
                                                              (As restated
                                                              ------------
                                                               Notes 8 & 9)    (Note 9)
                                                              ------------    -----------
CURRENT ASSETS
    Cash                                                       $    32,986    $       267
    Security deposit                                                   600            600
                                                               -----------    -----------
TOTAL CURRENT ASSETS                                                33,586            867
                                                               -----------    -----------

EQUIPMENT, NET                                                       4,236          4,854

Deferred Equity Offering Costs                                      90,000        230,000
                                                               -----------    -----------

TOTAL ASSETS                                                   $   127,822    $   235,721
                                                               ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
    Accounts payable                                           $     5,500    $    21,413
    Accrued interest                                                12,500          2,167
    Accrued compensation - officer                                 184,200           --
    Note payable - stockholder                                        --           11,500
                                                               -----------    -----------
TOTAL CURRENT LIABILITIES                                          202,200         35,080
                                                               -----------    -----------

LONG TERM LIABILITIES
Convertible debenture, less discount                               235,156        233,918
                                                               -----------    -----------
                                                                   235,156        233,918

Total Liabilities                                                  437,356        268,998
                                                               -----------    -----------


STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 49,976,729 issued and 30,150,000
      outstanding                                                   49,977         30,150
    Common stock issuable ( 181,818 shares )                          --              182
    Additional paid-in capital                                     729,119        683,073
    Deficit accumulated during development stage                (1,088,630)      (673,151)
                                                               -----------    -----------
                                                                  (309,534)        40,254
    Less: Deferred consulting fee                                     --          (73,531)
                                                               -----------    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                    (309,534)       (33,277)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $   127,822    $   235,721
                                                               ===========    ===========

                                                       THREE MONTHS                  SIX MONTHS           FOR THE PERIOD FROM
                                                          Ended                        Ended              January 22, 1999
                                                         June 30,                     June 30,            (Inception) to
                                                    2005          2004            2005         2004          JUNE 30, 2005
                                                --------------------------    --------------------------  -------------------
                                                (As restated                  (As restated                   (As restated
                                                 -----------                   -----------                -------------------
                                                 Notes 8 & 9)                  Notes 8 & 9)                  Notes 8 & 9)
                                                 -----------                   -----------                -------------------
OPERATING EXPENSES
    Depreciation                                $       308    $       309    $       617    $       592    $     1,936
    Legal                                             5,000         18,535         20,000         18,535         68,809
    Placement agent fee                                --             --             --             --           10,000
    Software impairment loss                           --             --             --             --            6,000
    Website impairment loss                            --             --             --             --              850
    Settlement loss                                    --           60,963           --           60,963         60,963
    Amortization                                       --             --             --             --           10,350
    Accounting                                        5,255          2,229          9,819          6,950         39,934
    Rental expense                                    2,400           --            4,000           --           11,950
    Consulting                                       50,463        155,318        110,463        201,318        516,614
    Compensation - officer                           42,000           --          215,500           --          215,500
    Software and website costs                        7,500           --           12,500           --           32,792
    General and administrative                       19,893         12,953         28,809         28,835         89,653
                                                -----------    -----------    -----------    -----------     ----------
TOTAL OPERATING EXPENSES                            132,819        250,307        401,708        317,193      1,065,351
                                                -----------    -----------    -----------    -----------     ----------

LOSS FROM OPERATIONS                               (132,819)      (250,307)      (401,708)      (317,193)    (1,065,351)
                                                -----------    -----------    -----------    -----------     ----------

Other Income/(Expenses)
    Interest expense                                (12,152)        (7,423)       (13,771)        (7,423)       (17,279)
                                                -----------    -----------    -----------    -----------     ----------

NET LOSS                                        $  (144,971)   $  (257,730)   $  (415,479)   $ (324,616)    $(1,082,630)
                                                ===========    ===========    ===========    ==========      ===========


Net Loss Per Share - Basic and Diluted                (0.00)   $     (0.01)   $     (0.02)   $    (0.02)     $    (0.05)
                                                ===========    ===========    ===========    ==========      ===========

Weighted average number of shares outstanding
    during the year - basic and diluted          41,004,075     22,920,979     27,321,498     21,177,074     19,841,384
                                                ===========    ===========    ===========    ==========      ===========

                                                                    SIX MONTHS           FOR THE PERIOD FROM
                                                                       Ended               January 22, 1999
                                                                      June 30,              (Inception) to
                                                                2005          2004           June 30, 2005
                                                             -----------   -----------   -------------------
                                                             (As restated                    (As restated
                                                             ------------                    ------------
                                                             Notes 8 & 9)                    Notes 8 & 9)
                                                             ------------                    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $  (415,479)   $ (324,616)   $      (1,082,630)
    Adjustment to reconcile net loss to met cash used in
       operating activities:
       Amortization                                                    -             -               10,350
       Options for services                                            -       100,682              100,683
       Settlement loss                                                 -        60,963               60,963
       Debt discount amortization                                  8,738             -                2,654
       Debt issue cost amortization                               18,750             -               18,750
       Beneficial conversion interest                                  -         7,423                7,423
       Depreciation                                                  617           592                1,936
       Stock issued for services                                 126,713       118,636              460,482
       Software impairment loss                                        -             -                6,000
       Website impairment loss                                         -             -                  850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Security deposit                                             -             -                 (600)
          Accounts payable                                       (15,913)          450                5,500
          Accrued compensation- officer                          184,200             -              184,200
          Accrued interest                                        10,334             -               12,501
                                                             -----------    ----------     ----------------
NET CASH USED IN OPERATING ACTIVITIES                            (82,040)      (35,870)            (210,938)
                                                             -----------    ----------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                              -        (3,997)              (6,172)
    Loan disbursements to officer                                      -             -              (10,800)
    Payment for software development                                   -             -               (6,000)
                                                             -----------    ----------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                                  -        (3,997)             (22,972)
                                                             -----------    ----------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                          152,509             -              163,309
    Proceeds from notes payable                                  123,750        44,000              123,750
    Repayment on notes payable                                  (150,000)       (2,503)            (150,000)
    Proceeds from notes payable - related party                    2,000             -              147,190
    Repayment on notes payable - related party                   (13,500)            -              (17,353)
                                                             -----------    ----------     ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        114,759        41,497              266,896
                                                             -----------    ----------     ----------------

Net Increase in Cash and Cash Equivalents                         32,719         1,630               32,986

Cash and Cash Equivalents at Beginning of Period                     267           550                    -
                                                             -----------    ----------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    32,986    $    2,180    $          32,986
                                                             ===========    ==========     ================

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                 $         -    $        -    $               -
                                                             ===========    ==========     ================
    Taxes                                                    $         -    $        -    $               -
                                                             ===========    ==========     ================


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

NOTE 2 AGREEMENT AND PLAN OF MERGER

The Company entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP Acquisition Corp. shall merge into Texas Prototypes, Inc., which will remain as a subsidiary of the Company. The Company shall issue approximately 90 million common shares to the shareholders of Texas Prototypes, Inc. after a proposed 1 for 10 reverse split of the Company's common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc.

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of June 30, 2005, the Company issued 14,546,911 common shares for draws against the line, which was used to pay off the $150,000 note payable and accrued interest.

On June 14, 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., we gave Cornell Capital Partners, L.P. an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of our common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to 97% of the lowest volume weighted average price of the common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell Capital Partners, L.P. may only convert the debenture for a number of shares that would cause it to beneficially own more that 4.99% of the outstanding shares of our common stock following such conversion. In addition, we have the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company has determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA.

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

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, sold 14,546,911 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200. The remaining deferred equity offering costs at June 30, 2005 was $90,000 after offsetting against cumulative SEDA proceeds of $150,000.

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

On June 20, 2005, the Company cancelled 92,000 common shares.

NOTE 7 GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $168,614, and a deficit accumulated during the development stage of $1,088,630 at June 30, 2005; net loss during the six months ended June 30, 2005 of $415,479, and net cash used in operations of $82,040 for the six months ended June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management  intends  to obtain  additional  funding  from the SEDA (see Note 2).
Management   believes  that  the  actions  presently  being  taken  provide  the opportunity for the Company to continue as a going concern.

NOTE 8 RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2005, management became aware that those financial statements had expensed deferred equity offering costs rather than offsetting those costs against proceeds of the offering. In addition those deferred costs should have been presented in the balance sheet as an asset rather than as contra equity.

The revision of this item in the restated financial statements has the effect of decreasing amortization expense and therefore net loss by $20,000 for the three months ended June 30, 2005 and $40,000 for the six months ended June 30, 2005 and for the period from January 29, 1999 (Inception) to June 30, 2005, decreasing the deferred equity offering costs (formerly entitled "Deferred commitment fee") by $100,000 in the balance sheet and decreasing additional paid-in capital by $140,000. In addition, the deferred equity offering costs has been reclassified from contra equity to non-current assets.

Net loss per share, basic and diluted did not change for the three or six months ended June 30, 2005 and changed to $(0.05) from $(0.06) for the period from January 29, 1999 (Inception) to June 30, 2005

NOTE 9 PRIOR PERIOD RECLASSIFICATIONS

To conform with the new presentation as discussed in Note 8, the deferred commitment fee line item in the December 31, 2004 balance sheet presented as a comparative column in the June 30, 2005 financial statements, has been reclassified to non-current assets and the title changed to Deferred equity offering costs.

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

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $168,614, a deficit accumulated during the development stage of $1,088,630, net loss during the six months ended June 30, 2005 of $415,479, and net cash used in operations of $82,040 during the six months ending June 30, 2005. In addition, as of June 30, 2005, we had only $32,986 of cash available. Our cash resources of $32,986 are insufficient to satisfy our cash requirements over the next 12 months.

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