Form 10QSB
period 2005-09-30
STOCK MARKET SOLUTIONS INC
filed 2005-11-14
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

               For the quarterly period ended: September 30, 2005

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-49743

                          Stock Market Solutions, Inc.
--------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)
--------------------------------------------------------------------------------

               Nevada                                  88-0443110
    ---------------------------------         -----------------------------
    (State or other jurisdiction              (IRS Employer Identification
    of incorporation or organization)                    Number)

1000 Bourbon St. Ste 380, New Orleans, Louisiana 70116-2708
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

      (Issuer's Telephone Number, Including Area Code) 504-598-4877

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,976,729 as of November 7, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - Financial Information .............................................   4
   Item 1.  Financial Statements ...........................................   4
   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................   5
   Item 3.  Controls and procedures ........................................   8
PART II - OTHER INFORMATION ................................................   9
   Item 1. Legal Proceedings ...............................................   9
   Item 2. Changes in Securities ...........................................   9
   Item 3. Defaults upon Senior Securities .................................   9
   Item 4. Submission of Matters to a Vote of Security Holders .............   9
   Item 5. Other Information ...............................................   9
   Item 6. Exhibits ........................................................   9

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

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                          Page
                                                                          ----

Balance Sheet (Unaudited)                                                  1

Statements of Operations (Unaudited)                                       2

Statements of Cash Flows (Unaudited)                                       3

Notes to Financial Statements (Unaudited)                                4 - 5

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                              September 30, 2005
                                                              ------------------

Current Assets
    Cash                                                          $    14,785
    Security deposit                                                      600
                                                                  -----------
Total Current Assets                                                   15,385
                                                                  -----------

Equipment, net                                                          3,928

Deferred Equity Offering Costs                                         90,000
                                                                  -----------

Total Assets                                                      $   109,313
                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
    Accounts payable                                              $     3,729
    Accrued interest                                                   15,500
    Accrued compensation - officer                                    226,200
    Note payable - stockholder                                             --
                                                                  -----------
Total Current Liabilities                                             245,429
                                                                  -----------

Long Term Liabilities
Convertible debenture, less discount                                  235,775
                                                                  -----------
                                                                      235,775

Total Liabilities                                                     481,204
                                                                  -----------

Stockholders' Deficiency
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 49,976,729 issued and
      outstanding at September 30, 2005                                49,977
    Common stock issuable ( 181,818 shares )                               --
    Additional paid-in capital                                        729,119
    Deficit accumulated during development stage                   (1,150,987)
                                                                  -----------
                                                                     (371,891)
    Less: Deferred consulting fee                                          --
                                                                  -----------
Total Stockholders' Deficiency                                       (371,891)
                                                                  -----------

Total Liabilities and Stockholders' Deficiency                    $   109,313
                                                                  ===========

                 See accompanying notes to financial statements

                  Stock Market Solutions, Inc. and Subsidiary
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                                 For the period from
                                                           Three Months                      Nine Months          January 22, 1999
                                                              Ended                            Ended                  (Inception)
                                                           September 30,                    September 30,           to September 30,
                                                       2005            2004            2005            2004              2005
                                                   ------------    ------------    ------------    ------------      ------------
Operating Expenses
     Depreciation                                  $        309    $        309    $        926    $        901      $      2,245
     Legal                                                   --              --          20,000          18,535            68,809
     Placement agent fee                                     --              --              --              --            10,000
     Software impairment loss                                --              --              --              --             6,000
     Website impairment loss                                 --              --              --              --               850
     Settlement loss                                         --              --              --          60,963            60,963
     Amortization                                            --              --              --              --            10,350
     Accounting                                           6,700           6,452          16,519          13,402            46,634
     Rental expense                                       1,600              --           5,600              --            13,550
     Consulting                                              --          48,750         110,463         250,068           516,614
     Compensation - officer                              42,000              --         257,500              --           257,500
     Software and website costs                              --              --          12,500              --            32,792
     General and administrative                           8,129           7,591          36,938          36,426            97,782
                                                   ------------    ------------    ------------    ------------      ------------
Total Operating Expenses                                 58,738          63,102         460,446         380,295         1,124,089
                                                   ------------    ------------    ------------    ------------      ------------

Loss from Operations                                    (58,738)        (63,102)       (460,446)       (380,295)       (1,124,089)
                                                   ------------    ------------    ------------    ------------      ------------

Other Income/(Expenses)
     Interest expense                                    (3,619)             --         (17,390)         (7,423)          (20,898)
                                                   ------------    ------------    ------------    ------------      ------------

Net Loss                                           $    (62,357)   $    (63,102)   $   (477,836)   $   (387,718)     $ (1,144,987)
                                                   ============    ============    ============    ============      ============

Net Loss Per Share - Basic and Diluted             $      (0.00)   $      (0.00)   $      (0.01)   $      (0.02)     $      (0.05)
                                                   ============    ============    ============    ============      ============

Weighted average number of shares outstanding
     during the year - basic and diluted             49,976,729      30,331,818      41,187,185      24,792,170        20,976,240
                                                   ============    ============    ============    ============      ============

                See accompanying notes to financial statements

                  Stock Market Solutions, Inc. and Subsidiary
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)

                                                                                Nine Months              For the period from
                                                                                   Ended                   January 22, 1999
                                                                                September 30,                (Inception)
                                                                                                          to September 30,
                                                                            2005              2004              2005
                                                                        -----------       -----------       -----------
Cash Flows from Operating Activities:
     Net loss                                                           $  (477,836)      $  (387,718)      $(1,144,987)
     Adjustment to reconcile net loss to met cash used in
         operating activities:
         Amortization                                                            --                --            10,350
         Options for services                                                    --           100,682           100,683
         Settlement loss                                                         --            60,963            60,963
         Debt discount amortization                                           9,357                --             3,273
         Debt issue cost amortization                                        18,750                --            18,750
         Beneficial conversion interest                                          --             7,423             7,423
         Depreciation                                                           926               901             2,245
         Stock issued for services                                          126,713           167,386           460,482
         Software impairment loss                                                --                --             6,000
         Website impairment loss                                                 --                --               850
     Changes in operating assets and liabilities:
         Increase (decrease) in:
             Security deposit                                                    --                --              (600)
             Accounts payable                                               (17,684)            6,902             3,729
             Accrued compensation- officer                                  226,200                --           226,200
             Accrued interest                                                13,333                --            15,500
                                                                        -----------       -----------       -----------
Net Cash Used in Operating Activities                                      (100,241)          (43,461)         (229,139)
                                                                        -----------       -----------       -----------

Cash Flows from Investing Activities:
     Purchase of equipment                                                       --            (3,997)           (6,172)
     Loan disbursements to officer                                               --                --           (10,800)
     Payment for software development                                            --                --            (6,000)
                                                                        -----------       -----------       -----------
Net Cash Used in Investing Activities                                            --            (3,997)          (22,972)
                                                                        -----------       -----------       -----------

Cash Flows from Financing Activities:
     Proceeds from common stock issuance                                    152,509                --           163,309
     Proceeds from notes payable                                            123,750            53,500           123,750
     Repayment on notes payable                                            (150,000)           (2,503)         (150,000)
     Proceeds from notes payable - related party                              2,000                --           147,190
     Repayment on notes payable - related party                             (13,500)               --           (17,353)
                                                                        -----------       -----------       -----------
Net Cash Provided by Financing Activities                                   114,759            50,997           266,896
                                                                        -----------       -----------       -----------

Net Increase in Cash and Cash Equivalents                                    14,518             3,539            14,785

Cash and Cash Equivalents at Beginning of Period                                267               550                --
                                                                        -----------       -----------       -----------

Cash and Cash Equivalents at End of Period                              $    14,785       $     4,089       $    14,785
                                                                        ===========       ===========       ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                           $        --       $        --       $        --
                                                                        ===========       ===========       ===========
     Taxes                                                              $        --       $        --       $        --
                                                                        ===========       ===========       ===========

                See accompanying notes to financial statements

                   Stock Market Solutions, Inc. and Subsidiary
               Notes to Consolidated Interim Financial Statements
                          (A Development Stage Company)
                               September 30, 2005
                                   (Unaudited)

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of September 30, 2005, the Company issued 14,546,911 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

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

In connection with the issuance of the $240,000 compensation convertible debenture, the Company computed a beneficial conversion feature value totaling $7,423, which is being amortized over three years. The amount amortized to interest expense in 2005 is $1,857. The balance of $4,225 is netted against Convertible Debenture as a debt discount.

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

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, sold 14,546,911 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200. The remaining deferred equity offering costs at September 30, 2005 was $90,000 after offsetting against cumulative SEDA proceeds of $150,000.

Note 4 Notes Payable - Officer

During the nine months ended September 30, 2005, the Company received proceeds totaling $2,000 from an officer which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300 which was offset against accrued compensation (See Note 5)

Note 5 Related Party Transactions

During the nine months ended September 30, 2005, the Company received proceeds totaling $2,000 from an officer. During the nine months ended September 30, 2005, the Company repaid $13,500 to this officer. (See Notes 4 and 6).

During 2005, the Company entered into a new sub-lease rental agreement with its sole corporate officer.

Under the terms of the Employment Agreement between the Corporation and its President dated May 1, 2001, the "Effective Date" provisions were satisfied on February 9, 2005. In light of the achievement of overall objectives, the President's salary for the period from February 9, 2005 to December 31, 2005 is established at $14,000 per month, pro rated from February. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $150,000, effective February 9, 2005. For the nine months ended September 30, 2005, the Company recorded officer's compensation of $257,500.

Note 6 Stockholders' Deficiency

Effective May 15, 2004 the Board approved one-year consulting agreements and issued under a Form S-8 filed in May 2004, 3,250,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the measurement date at the quoted trading price of $0.06 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $72,781 of consulting expense for the nine months ended September 2005 and deferred $-0- at September 30, 2005 as a component of stockholders' deficiency.

On October 13, 2004, the Company registered 5,000,000 shares of common stock underlying the convertible debenture. (See Note 3)

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

On June 20, 2005, the Company cancelled 92,000 common shares.

Note 7 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $230,044, and a deficit accumulated during the development stage of $1,150,987 at September 30, 2005; net loss during the nine months ended September 30, 2005 of $477,836, and net cash used in operations of $100,241 for the nine months ended September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management intends to acquire Texas Prototypes. (See Note 2) Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

      o     Obtaining and developing necessary intellectual property

      o     Raising capital

      o     Establishing our website

      o     Developing markets for the services we offer on our website

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for its business. For the fiscal year ended December 31, 2004 and for the nine month period ended September 30, 2005, by in large the Company was inactive.

Liquidity and capital resources

We are inactive, has no revenues, has a deficit accumulated during the development stage of $1,150,987, net loss during the nine months ended September 30, 2005 of $477,836, and net cash used in operations of $100,241 during the nine months ending September 30, 2005. In addition, as of September 30, 2005, we had only $14,785 of cash available. Our cash resources of $14,785 are insufficient to satisfy our cash requirements over the next 12 months.

Until the merger with TXP has closed, all our costs, including bank service fees and those costs associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

On June 14, 2004, we entered into a standby equity distribution agreement ["SEDA"] with Cornell Capital Partners, L.P. Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital Partners will pay 97% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. No amount of the SEDA is available after closing of the merger.

We were able to request advances under the standby equity distribution agreement once the underlying shares were registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $5,000,000 or two years after the effective date of the registration statement, whichever occurs first. We may request an advance every five trading days. The maximum amount per advance is $100,000 and the maximum aggregate advance during any 30 day period is $400,000. A closing will be held six trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount. In addition to other possible costs of each advance, we will pay a commitment fee to the investor of 5% of each advance which will be treated as an offering cost and charged to additional paid-in capital for accounting purposes.

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of September 30, 2005, we issued 14,546,911 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

On June 14, 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., we gave Cornell Capital Partners, L.P. an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of our common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equal 97% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell Capital Partners, L.P. may only convert the debenture for a number of shares that would cause it to beneficially own more that 4.99% of the outstanding shares of our common stock following such conversion. In addition, SMS has the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

We have determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA.

In connection with the issuance of the $240,000 compensation convertible debenture, we computed a beneficial conversion feature value totaling $7,423, which is being amortized over three years. The amount amortized to interest expense in 2005 is $1,857. The balance of $4,225 is netted against Convertible Debenture as a debt discount.

On February 15, 2005, we entered into a Promissory Note with Cornell for $150,000. The face amount of this Promissory Note and interest at a rate of twelve percent (12%) per annum shall be payable either out of the net proceeds received by we under the Standby Equity Distribution Agreement dated June 14, 2004 or within 107 calendar days of January 26, 2005. We received net proceeds after payment of fees and commission of $123,750.

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, SMS sold 14,546,911 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200. The remaining deferred equity offering costs on September 30, 2005 was $90,000 after offsetting against cumulative SEDA proceeds of $150,000.

We entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP Acquisition Corp. shall merge into Texas Prototypes, Inc. which will remain as a subsidiary of the Company. We shall issue approximately 90 million common shares to the shareholders of TXP after a proposed 1 for 10 reverse split of our common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc.

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

DATE:  November 7, 2005


By:         /s/ Richard Smitten
                -----------------------------
                Richard Smitten
                Chief Executive Officer
                (Principal Financial Officer)