Form 10KSB/A
period 2004-12-31
STOCK MARKET SOLUTIONS INC
filed 2006-01-11
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                             3675 N E Skyline Drive
                          Jensen Beach, FL 34957-3917
                                  772-334-7129
          -----------------------------------------------------------
                    (Address of Principal Executive Offices)


                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [x]

         State issuer's revenues for its most recent fiscal year:  None

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate  in  Rule  12b-2  of the  Exchange  Act.)  As of  DECEMBER  31,  2005:
$1,169,302

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of DECEMBER 31, 2005 - 49,976,729
                       DOCUMENTS INCORPORATED BY REFERENCE

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

         No documents are incorporated by reference into this Annual Report on Form 10-KSB/A.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.......25

Item 12. Certain Relationships and Related Transactions.......................26

Item 13. Exhibits and Reports on Form 8-K.....................................26

Item 14. Controls and Procedures..............................................22

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001 we changed our name to Stock Market Solutions, Inc. Our principal executive offices are located at 3675 N E Skyline Drive
Jensen Beach, FL  34957-3917
772-334-7129

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB/A are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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

Liquidity and capital resources

The Company has a net loss of $500,692 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $704,339 and a stockholders' deficiency of $71,888 at December 31, 2004 and is a development stage company with no revenues.

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

On June 14, 2004, in connection with the SEDA with Cornell, the Company gave Cornell an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion. In addition, the Company has the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded as a derivative liability at its fair value of $235,000 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 3 years, volatility of 225%, expected dividends of zero and interest rate of 3.45%. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528.

The Company has determined that this fee, $240,000, should be treated as a deferred offering cost asset to be offset against the proceeds of the SEDA. There were no proceeds as of December 31, 2004 therefore the $240,000 is reflected as a deferred offering cost asset.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11, the Company has a net loss of $500,692 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $704,339 and a stockholders' deficiency of $71,888 at December 31, 2004 and is a development stage company with no revenues. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 20, 2005 (except for Note 13 as to which
                  the date is December 20, 2005)

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

                                                                 As Restated
                                                                  (Note 13)
                                                                  ---------
Current Assets
    Cash                                                          $     267
    Security deposit                                                    600
                                                                  ---------
Total Current Assets                                                    867
                                                                  ---------

Equipment, net                                                        4,854

Deferred Offering Costs                                             240,000
                                                                  ---------

Total Assets                                                      $ 245,721
                                                                  =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accounts payable                                              $  21,413
    Accrued Interest                                                  2,167
    Note payable - stockholder                                       11,500
                                                                  ---------
Total Current Liabilities                                            35,080
                                                                  ---------

Convertible Debenture, net of discount of $192,471                   47,529
Debenture conversion option liability                               235,000

                                                                  ---------
Total Liabilities                                                   317,609
                                                                  ---------

Stockholders' Deficiency
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 30,150,000 issued and outstanding                 30,150
    Common stock issuable ( 181,818 shares )                            182
    Additional paid-in capital                                      675,650
    Deficit accumulated during development stage                   (704,339)
                                                                  ---------
                                                                      1,643
    Less: Deferred consulting fee                                   (73,531)
                                                                  ---------
Total Stockholders' Deficiency                                      (71,888)
                                                                  ---------

Total Liabilities and Stockholders' Deficiency                    $ 245,721
                                                                  =========

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                             For the period from
                                                                              January 22, 1999
                                                   Year Ended December 31,     (Inception) to
                                                    2004            2003      December 31, 2004
                                                ------------    ------------  -----------------
                                                 As Restated                     As Restated
                                                  (Note 13)                      (Note 13)
                                                ------------                    ------------
Operating Expenses
    Depreciation                                $      1,210    $        109    $      1,319
    Legal                                             21,706             830          48,809
    Placement Agent Fee                               10,000            --            10,000
    Software impairment loss                            --              --             6,000
    Website impairment loss                             --              --               850
    Settlement Loss                                   60,963            --            60,963
    Amortization                                        --              --               350
    Accounting                                        17,638           4,318          30,115
    Rental Expense                                     7,950            --             7,950
    Consulting                                       298,818         107,333         406,151
    Software and website costs                          --            20,292          20,292
    General and administrative                        37,711          12,258          60,844
                                                ------------    ------------    ------------
Total Operating Expenses                             455,996         145,140         653,643
                                                ------------    ------------    ------------

Loss from Operations                                (455,996)       (145,140)       (653,643)
                                                ------------    ------------    ------------

Other Income (Expense)
    Interest expense                                 (44,696)           --           (44,696)
                                                ------------    ------------    ------------
Total Other Income (Expense)                         (44,696)           --           (44,696)
                                                ------------    ------------    ------------


Net Loss                                        $   (500,692)   $   (145,140)   $   (698,339)
                                                ============    ============    ============

Net Loss Per Share - Basic and Diluted          $      (0.02)   $      (0.01)   $      (0.04)
                                                ============    ============    ============

Weighted average number of shares outstanding
    during the year - basic and diluted           24,228,678      19,596,164      18,433,572
                                                ============    ============    ============


                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES TO STOCKHOLDERS' DEFICIENCY
                   From January 22, 1999 to December 31, 2004

                                                                                              Deficit
                                                                                            Accumulated
                                                          Common Stock         Additional      During
                                                     -----------------------   Paid - in     Development     Deferred
                                                      Shares        Amount      Capital         Stage        Consulting      Total
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Common stock issued to founder for book and
    software rights                                   6,000,000   $    6,000   $     --      $   (6,000)   $     --      $     --
Common stock issued for cash                          9,630,000        9,630         --            --            --           9,630
Common stock issued to vendor for website
    development                                       1,200,000        1,200         --            --            --           1,200
Net loss, 1999                                             --           --           --             (13)         --             (13)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1999                           16,830,000       16,830         --          (6,013)         --          10,817
Common stock issued for cash                            310,000          310         --            --            --             310
Net loss, 2000                                             --           --           --            (679)         --            (679)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2000                           17,140,000       17,140         --          (6,692)         --          10,448
Common stock issued for cash                            860,000          860         --            --            --             860
Net loss, 2001                                             --           --           --         (34,780)         --         (34,780)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2001                           18,000,000       18,000         --         (41,472)         --         (23,472)
Net loss, 2002                                             --           --           --         (17,035)         --         (17,035)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2002                           18,000,000       18,000         --         (58,507)         --         (40,507)
Common stock issued for services                        300,000          300         --            --            --             300
Common stock issued for consulting services           2,300,000        2,300      181,700          --        (168,667)       15,333
Amortization of deferred consulting expense                --           --           --            --          92,000        92,000
Net loss, 2003                                             --           --           --        (145,140)         --        (145,140)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2003                           20,600,000       20,600      181,700      (203,647)      (76,667)      (78,014)
Stock issued for consulting services                  3,431,818        3,432      201,568          --        (195,000)       10,000
Amortization of deferred consulting expense                --           --           --            --         198,136       198,136
Common stock options issued for services                   --           --        100,682          --            --         100,682
Common stock issued for services                        300,000          300       17,700          --            --          18,000
Common stock issued for book rights                   3,000,000        3,000       (3,000)         --            --            --
Common stock issued for sale of stockholder note      3,000,000        3,000      177,000          --                        180,000
Offering costs                                             --           --           --            --                          --
Net loss, 2004 (as restated - Note 13)                     --           --           --        (500,692)         --        (500,692)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2004 (as restated - Note 13)   30,331,818   $   30,332   $  675,650    $ (704,339)   $  (73,531)   $  (71,888)
                                                     ==========   ==========   ==========    ==========    ==========    ==========

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                    For the period from
                                                                                                      January 22, 1999
                                                                          Year Ended December 31,       (Inception) to
                                                                            2004          2003        December 31, 2004
                                                                          ---------    ---------    -------------------
                                                                         As Restated                     As Restated
                                                                          (Note 13)                       (Note 13)
                                                                          ---------                       ---------
Cash Flows from Operating Activities:
    Net loss                                                              $(500,692)   $(145,140)         $(698,339)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Amortization                                                            --           --                  350
       Options for services                                                 100,682         --              100,682
       Settlement loss                                                       60,963         --               60,963
       Debt discount amortization                                            42,528         --               42,528
       Depreciation                                                           1,210          109              1,319
       Stock issued for services                                            226,136      107,633            333,769
       Software impairment loss                                                --           --                6,000
       Website impairment loss                                                 --           --                  850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Security deposit                                                     --           (600)              (600)
          Accounts payable                                                   17,723       (9,525)            21,413
          Accrued Interest                                                    2,167         --                2,167
                                                                          ---------    ---------          ---------
Net Cash Used in Operating Activities                                       (49,283)     (47,523)          (128,898)
                                                                          ---------    ---------          ---------

Cash Flows from Investing Activities:
    Purchase of equipment                                                    (3,997)      (2,175)            (6,172)
    Loan disbursements to officer                                              --           --              (10,800)
    Payment for software development                                           --           --               (6,000)
                                                                          ---------    ---------          ---------
Net Cash Used in Investing Activities                                        (3,997)      (2,175)           (22,972)
                                                                          ---------    ---------          ---------

Cash Flows from Financing Activities:
    Proceeds from common stock issuance                                        --           --               10,800
    Proceeds from notes payable - related party                              55,500       51,590            145,190
    Repayment on notes payable - related party                               (2,503)      (1,350)            (3,853)
                                                                          ---------    ---------          ---------
Net Cash Provided by Financing Activities                                    52,997       50,240            152,137
                                                                          ---------    ---------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                           (283)         542                267

Cash and Cash Equivalents at Beginning of Period                                550            8               --
                                                                          ---------    ---------          ---------

Cash and Cash Equivalents at End of Period                                $     267    $     550          $     267
                                                                          =========    =========          =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                              $    --      $    --            $    --
                                                                          =========    =========          =========
    Taxes                                                                 $    --      $    --            $    --
                                                                          =========    =========          =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Settlement of debt with common stock                                      $ 119,037    $    --            $ 119,037
Common stock issued for book rights                                       $   3,000    $    --            $   3,000
Common stock issued for services                                          $ 195,000    $    --            $ 195,000
Deferred offering costs                                                   $ 240,000    $    --            $ 240,000

                 See accompanying notes to financial statements

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

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

On June 14, 2004, in connection with the SEDA with Cornell, the Company gave Cornell an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The debenture is immediately convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell may only convert the debenture if the a number of shares held by the lender or its affiliates after the conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion. In addition, the Company has the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest. The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded as a derivative liability at its fair value of $235,000 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 3 years, volatility of 225%, expected dividends of zero and interest rate of 3.45%. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528.

The Company has determined that this fee, $240,000, should be treated as a deferred offering cost asset to be offset against the proceeds of the SEDA. There were no proceeds as of December 31, 2004 therefore the $240,000 is reflected as a deferred offering cost asset.

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

On October 13, 2004, the Company registered 5,000,000 shares of common stock underlying the convertible debenture (see Note 4).

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

                          STOCK MARKET SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                  2004           2003
                                               ---------      ---------
Computed "expected" tax expense (benefit)      $(170,235)     $ (67,200)
Change in valuation allowance                    170,235         67,200
                                               ---------      ---------
                                               $      --      $      --
                                               =========      =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 is as follows:

                                                  2004
                                               ---------
Deferred tax assets:
Net operating loss carryforward                $ 237,435
                                               ---------
Total gross deferred tax assets                  237,435
Less valuation allowance                        (237,435)
                                               ---------
Net deferred tax assets                        $      --
                                               =========

The Company has a net operating loss carryforward of approximately $698,339 available to offset future taxable income expiring between 2021 and 2024.

The valuation allowance at December 31, 2003 was $67,199. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $170,235.

NOTE 9   COMMITMENTS

     (A) EMPLOYMENT AGREEMENTS

     Since  inception,  the Company  entered  into  employment  agreements  (the
     "Agreements") with four individuals for a term of one year, and each agreement stipulates annual cash compensation. Each Agreement becomes effective upon completion of the planned registration of selling security holders of the Company. Three of these agreements were terminated in March 2004 leaving one agreement with the President. As of December 31, 2004, the Company has not yet commenced a sale of its securities under a registration statement declared effective by the SEC in October 2004. Accordingly, no accrued compensation is required as of December 31, 2004. (See Note 12)

     (B) RENTAL AGREEMENT

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

NOTE 11  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $500,692 and net cash used in operations of $49,283 for the year ended December 31, 2004 and a working capital deficiency of $34,213, deficit accumulated during the development stage of $704,339 and a stockholders' deficiency of $71,888 at December 31, 2004 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company has essentially been inactive during 2004 while it was in the process of completing its registration statement on Form 10-SB and attempting to obtain quotation status on the Over the Counter Bulletin Board. Other than the liabilities reflected on the accompanying balance sheet at December 31, 2004, future expenses to maintain the Company's existence as a Securities and Exchange Act of 1934 reporting company include: accounting, auditing, Edgar, legal, and stock transfer agent fees. The Company plans to raise capital through private placements to pay the above corporate expenses as well as to implement its business plan. The company raised $150,000 in February 2005 (See Note 12). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 13  RESTATEMENT

In December 2005, management became aware that the embedded conversion feature of the convertible debenture should have been accounted for as a derivative liability. Management also should have accounted for the $240,000 SEDA commitment fee as a deferred offering cost asset to be offset against proceeds of the equity draws under the SEDA. The net effect of the two adjustments is to increase the derivative liability by $235,000, decrease the net convertible debenture liability by $186,389, decrease additional paid-in capital by $7,423, increase deferred offering costs by $10,000 and reclassify it to assets, decrease amortization expense by $10,000 and increase interest expense relating to amortization of the debt discount by $41,188. The net effect is an increase in net loss of $31,188 for the year ended December 31, 2004 with no change to net loss per share.

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

Title                         Name              Date             Signature
-----                         ----              ----             ---------
Principal Executive
Officer                 Richard Smitten    January 6, 2006   /s/ Richard Smitten

Principal Accounting    Richard Smitten    January 6, 2006   /s/ Richard Smitten
Officer

Principal Financial
Officer                 Richard Smitten    January 6, 2006   /s/ Richard Smitten

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                     NAME              TITLE            DATE
---------                     ----              -----            ----

/s/ Richard Smitten      Richard Smitten       Director      January 6, 2006