Form 10QSB/A
period 2005-03-31
STOCK MARKET SOLUTIONS INC
filed 2006-01-11
CIK 1171749

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: DECEMBER 31, 2005 - 49,976,729

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

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                          ASSETS
                          ------
                                                                 MARCH 31, 2005
                                                                 --------------
                                                                   (Unaudited)
                                                                  -------------
                                                                  (As restated
                                                                  -------------
                                                                   Note 8)
                                                                  -------------
CURRENT ASSETS
    Cash                                                          $      67,253
    Security deposit                                                        600
                                                                  -------------
TOTAL CURRENT ASSETS                                                     67,853
                                                                  -------------

EQUIPMENT, NET                                                            4,545

Deferred Equity Offering Costs                                          230,000
                                                                  -------------

TOTAL ASSETS                                                      $     302,398
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------

CURRENT LIABILITIES
    Accounts payable                                              $       7,220
    Accrued interest                                                      3,167
    Accrued compensation - officer                                      162,200
    Note payable - stockholder                                             --
                                                                  -------------
TOTAL CURRENT LIABILITIES                                               172,587
                                                                  -------------

LONG TERM LIABILITIES
Note payable                                                            140,000
Convertible debenture, less discount of $172,985                         67,015
Debt conversion option liability                                        245,000
                                                                  -------------
                                                                        452,015

Total Liabilities                                                       624,602
                                                                  -------------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 33,315,818 issued and 30,675,461
      outstanding                                                        30,676
    Common stock issuable (181,818 shares)                                 --
    Additional paid-in capital                                          675,615
    Deficit accumulated during development stage                     (1,003,714)
                                                                  -------------
                                                                       (297,423)
    Less: Deferred consulting fee                                       (24,781)
                                                                  -------------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (322,204)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $     302,398
                                                                  =============

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS              FOR THE PERIOD FROM
                                                                  Ended                    January 22, 1999
                                                                 March 31,                   (Inception) to
                                                          2005             2004             MARCH 31, 2005
                                                    ----------------  --------------   -----------------------
                                                      (As restated                           (As restated
                                                      ------------                           ------------
                                                       Note 8)                                Note 8)
                                                      ------------                           ------------
OPERATING EXPENSES
    Depreciation                                    $            309  $          284   $                 1,628
    Legal                                                     15,000               -                    63,809
    Placement agent fee                                            -               -                    10,000
    Software impairment loss                                       -               -                     6,000
    Website impairment loss                                        -               -                       850
    Settlement loss                                                -               -                    60,963
    Amortization                                                   -               -                       350
    Accounting                                                 4,564           4,720                    34,679
    Rental expense                                             1,600               -                     9,550
    Consulting                                                60,000          46,000                   466,151
    Compensation - officer                                   173,500               -                   173,500
    Software and website costs                                 5,000               -                    25,292
    General and administrative                                 8,916          15,882                    69,760
                                                    ----------------  --------------   -----------------------
TOTAL OPERATING EXPENSES                                     268,889          66,886                   922,532
                                                    ----------------  --------------   -----------------------

LOSS FROM OPERATIONS                                        (268,889)        (66,886)                 (922,532)
                                                    ----------------  --------------   -----------------------

Other Income/(Expenses)
    Interest expense                                         (20,486)              -                   (65,182)
    Change in fair value debt conversion
       option liability                                      (10,000)              -                   (10,000)
                                                    ----------------  --------------   -----------------------

NET LOSS                                            $       (299,375) $      (66,886)  $              (997,714)
                                                    ================  ==============   =======================

Net Loss Per Share - Basic and Diluted              $          (0.01) $        (0.00)  $                 (0.05)
                                                    ================  ==============   =======================

Weighted average number of shares outstanding
    during the period - basic and diluted                 30,530,367      20,600,000                18,885,790
                                                    ================  ==============   =======================

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                             Statements of Cash Flow
                                   (Unaudited)

                                                                       THREE MONTHS          FOR THE PERIOD FROM
                                                                          Ended               January 22, 1999
                                                                         March 31,             (Inception) to
                                                                   2005            2004        March 31, 2005
                                                            ---------------  --------------  -------------------
                                                             (As Restated                        (As Restated
                                                             -------------                       ------------
                                                             Note 8)                              Note 8)
                                                             -------------                       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $      (299,375)  $    (66,886)  $         (997,714)
    Adjustment to reconcile net loss to met cash used in
       operating activities:
       Amortization                                                       -              -                  350
       Options for services                                               -              -              100,683
       Settlement loss                                                    -              -               60,963
       Debt discount amortization                                    26,986              -               69,514
       Debt issue cost amortization                                  18,750              -               18,750
       Depreciation                                                     309            284                1,628
       Stock issued for services                                     48,750         46,000              382,519
       Software impairment loss                                           -              -                6,000
       Website impairment loss                                            -              -                  850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Security deposit                                                -              -                 (600)
          Accounts payable                                          (14,193)         4,720                7,220
          Accrued compensation- officer                             173,500              -              173,500
          Accrued interest                                            1,000              -                3,167
          Debt conversion option liability                           10,000              -               10,000
                                                            ---------------  --------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                               (34,273)       (15,882)            (163,171)
                                                            ---------------  --------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                 -         (3,997)              (6,172)
    Loan disbursements to officer                                         -              -              (10,800)
    Payment for software development                                      -              -               (6,000)
                                                            ---------------  --------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                                     -         (3,997)             (22,972)
                                                            ---------------  --------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                              10,309              -               21,109
    Proceeds from notes payable                                     123,750              -              123,750
    Repayment on notes payable                                      (10,000)             -              (10,000)
    Proceeds from notes payable - related party                       2,000         27,000              147,190
    Repayment on notes payable - related party                      (24,800)        (2,503)             (28,653)
                                                            ---------------  --------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           101,259         24,497              253,396
                                                            ---------------  --------------  -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                 66,986          4,618               67,253

Cash and Cash Equivalents at Beginning of Period                        267            550                    -
                                                            ---------------  --------------  -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        67,253   $      5,168   $           67,253
                                                            ===============  ==============  ===================

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                $             -   $          -   $                -
                                                            ===============  ==============  ===================
    Taxes                                                   $             -   $          -   $                -
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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2004 included in the Company's Form 10-KSB/A.

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

On June 14, 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., we gave Cornell Capital Partners, L.P. an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of our common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equal 97% of the lowest volume weighted average price of the our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell Capital Partners, L.P. may only convert the debenture if the number of shares held by the lender or its affiliates after the conversion would not exceed 4.99% of the outstanding shares of our common stock following such conversion. In addition, we have the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a non-current derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 2.5 years, volatility of 377%, expected dividends of zero and interest rate of 3.6%. The derivative liability is treated as non-current since the conversion option expires in over one year. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $19,486 for the three months ended March 31, 2005.

The Company has determined that this fee, $240,000, should be treated as a deferred offering cost asset to be offset against the proceeds of the SEDA. During the three months ended March 31, 2005, $10,000 of deferred offering costs has been charged to additional paid-in capital against the $10,000 SEDA draw.

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

In connection with the above transaction with Cornell, on February 9, 2005, the Corporation sold 343,643 registered shares for $10,000 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. These sales are part of the 2,984,000 discussed above which Cornell may periodically sell and apply to repayment of the promissory note and related accrued interest. Remaining deferred offering costs at March 31, 2005 were $230,000 after offset of the $10,000 portion.

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

As reflected in the accompanying unaudited financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $104,734, and a deficit accumulated during the development stage of $1,003,714 at March 31, 2005; net loss during the three months ended March 31, 2005 of $299,375, and net cash used in operations of $34,273 for the three months ended March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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

In addition, certain restatements were recorded in the 2004 financial statements which effect the interim financial statements for the three months ended March 31, 2005. The net effect was to increase liabilities by $77,478 at March 31, 2005 and increase the net loss for the three months ended March 31, 2005 by $28,867. There was no effect on net loss per share for the three months ended March 31, 2005.

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

o     Obtaining and developing necessary intellectual property

o     Raising capital

o     Establishing our website

o     Developing markets for the services we offer on our website

Our net loss increased mainly due to expenses incurred in developing our stock trading software and to the start of designing of a website for our business. The software trading system is under development at this time. Version One is expected to be delivered in an untested draft version within the near future. This system will have to be Beta tested and used by investors to ensure it is bug-free before it can be offered to the public. The cost for the current version has been $35,000 so far and is expected to be about $50,000-$60,000, when completed. The anticipated date for the final version is December of 2005 but it may be a longer period until the final version is completed.

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

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $104,734, a deficit accumulated during the development stage of $1,003,714, net loss during the three months ended March 31, 2005 of $299,375, and net cash used in operations of $34,273 during the three months ending March 31, 2005. In addition, as of March 31, 2005, we had only $67,253 of cash available.

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

On June 14, 2004, in connection with the SEDA with Cornell, the Company gave Cornell an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equaling 97% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately preceding the conversion date. The debenture provides that Cornell may only convert the debenture if the number of shares held by the lender or its affiliates after the conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion. In addition, the Company has the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a non-current derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 2.5 years, volatility of 377%, expected dividends of zero and interest rate of 3.6%. The derivative liability is treated as non-current since the conversion option expires in over one year. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $19,486 for the three months ended March 31, 2005.

The Company has determined that this fee, $240,000, should be treated as a deferred offering cost asset to be offset against the projects of the SEDA. During the three months ended March 31, 2005, $10,000 of deferred offering costs has been charged to additional paid-in capital against the $10,000 SEDA draw.

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

                                     Stock Market Solutions, Inc.

DATE: January 6, 2006               By: /s/ Richard Smitten
                                         -----------------------------
                                         Richard Smitten
                                         Chief Executive Officer
                                         (Principal Financial Officer)