Form 10QSB/A
period 2005-06-30
STOCK MARKET SOLUTIONS INC
filed 2006-01-11
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                             3675 N E Skyline Drive
                          Jensen Beach, FL 34957-3917
                                  772-334-7129
                    (Address of Principal Executive Offices)


      (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,976,729 as of December 31, 2005.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - Financial Information....................................  4

   Item 1. Consolidated Financial Statements........................4

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

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                  Page

Consolidated Balance Sheets                                         1

Consolidated Statements of Operations (Unaudited)                   2

Consolidated Statements of Cash Flows (Unaudited)                   3

Notes to Consolidated Financial Statements (Unaudited)              4 - 5

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                            ASSETS
                            ------
                                                              JUNE 30, 2005
                                                               (Unaudited)
                                                              ------------
                                                              (As restated
                                                              ------------
                                                                 Note 8)
                                                              ------------

CURRENT ASSETS
    Cash                                                       $    32,986
    Security deposit                                                   600
                                                               -----------
TOTAL CURRENT ASSETS                                                33,586
                                                               -----------

EQUIPMENT, NET                                                       4,236

Deferred Equity Offering Costs                                      90,000
                                                               -----------

TOTAL ASSETS                                                   $   127,822
                                                               ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
    Accounts payable                                           $     5,500
    Accrued interest                                                12,500
    Accrued compensation - officer                                 184,200
    Note payable - stockholder                                          --
                                                               -----------
TOTAL CURRENT LIABILITIES                                          202,200
                                                               -----------

LONG TERM LIABILITIES
Convertible debenture, less discount                                86,597
Debt conversion option liability of $153,403                       245,000
                                                               -----------
                                                                   331,597

Total Liabilities                                                  533,797
                                                               -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 49,976,729 issued and 30,150,000
      outstanding                                                   49,977
    Common stock issuable ( 181,818 shares )                            --
    Additional paid-in capital                                     711,696
    Deficit accumulated during development stage                (1,167,648)
                                                               -----------
                                                                  (405,975)
    Less: Deferred consulting fee                                       --
                                                               -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                    (405,975)
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $   127,822
                                                               ===========

                  Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS                  SIX MONTHS           FOR THE PERIOD FROM
                                                          Ended                        Ended              January 22, 1999
                                                         June 30,                     June 30,            (Inception) to
                                                    2005          2004            2005         2004          JUNE 30, 2005
                                                --------------------------    --------------------------  -------------------
                                                (As restated                  (As restated                   (As restated
                                                 -----------                   -----------                -------------------
                                                 Note 8)                      Note 8)                       Note 8)
                                                 -----------                   -----------                -------------------
OPERATING EXPENSES
    Depreciation                                $       308    $       309    $       617    $       592    $     1,936
    Legal                                             5,000         18,535         20,000         18,535         68,809
    Placement agent fee                                --             --             --             --           10,000
    Software impairment loss                           --             --             --             --            6,000
    Website impairment loss                            --             --             --             --              850
    Settlement loss                                    --           60,963           --           60,963         60,963
    Amortization                                       --             --             --             --              350
    Accounting                                        5,255          2,229          9,819          6,950         39,934
    Rental expense                                    2,400           --            4,000           --           11,950
    Consulting                                       50,463        155,318        110,463        201,318        516,614
    Compensation - officer                           42,000           --          215,500           --          215,500
    Software and website costs                        7,500           --           12,500           --           32,792
    General and administrative                       19,893         12,953         28,809         28,835         89,653
                                                -----------    -----------    -----------    -----------     ----------
TOTAL OPERATING EXPENSES                            132,819        250,307        401,708        317,193      1,055,351
                                                -----------    -----------    -----------    -----------     ----------

LOSS FROM OPERATIONS                               (132,819)      (250,307)      (401,708)      (317,193)    (1,055,351)
                                                -----------    -----------    -----------    -----------     ----------

Other Income/(Expenses)
    Interest expense                                (31,115)        (7,423)       (51,601)        (7,423)       (96,297)
    Change in fair value of debt conversion
      option liability                                --              --          (10,000)          --          (10,000)
                                                -----------    -----------    -----------    -----------     ----------

NET LOSS                                        $  (163,934)   $  (257,730)   $  (463,309)   $ (324,616)    $(1,161,648)
                                                ===========    ===========    ===========    ==========      ===========


Net Loss Per Share - Basic and Diluted                 --      $     (0.01)   $     (0.02)   $    (0.02)     $    (0.06)
                                                ===========    ===========    ===========    ==========      ===========

Weighted average number of shares outstanding
    during the year - basic and diluted          41,004,075     22,920,979     27,321,498     21,177,074     19,841,384
                                                ===========    ===========    ===========    ==========      ===========

                  Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                    SIX MONTHS           FOR THE PERIOD FROM
                                                                       Ended               January 22, 1999
                                                                      June 30,              (Inception) to
                                                                2005          2004           June 30, 2005
                                                             -----------   -----------   -------------------
                                                             (As restated                    (As restated
                                                             ------------                    ------------
                                                             Note 8)                         Note 8)
                                                             ------------                    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $  (463,309)   $ (324,616)   $      (1,161,648)
    Adjustment to reconcile net loss to met cash used in
       operating activities:
       Amortization                                                    -             -                  350
       Options for services                                            -       100,682              100,683
       Settlement loss                                                 -        60,963               60,963
       Debt discount amortization                                 46,569             -               89,095
       Debt issue cost amortization                               18,750             -               18,750
       Interest expense                                                -         7,423                  --
       Depreciation                                                  617           592                1,936
       Stock issued for services                                 126,713       118,636              460,482
       Software impairment loss                                        -             -                6,000
       Website impairment loss                                         -             -                  850
    Changes in operating assets and liabilities:
       Increase (decrease) in:
          Security deposit                                             -             -                 (600)
          Accounts payable                                       (15,913)          450                5,500
          Accrued compensation- officer                          184,200             -              184,200
          Accrued interest                                        10,334             -               12,501
          Debt conversion option liability                        10,000             -               10,000
                                                             -----------    ----------     ----------------
NET CASH USED IN OPERATING ACTIVITIES                            (82,040)      (35,870)            (210,938)
                                                             -----------    ----------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                              -        (3,997)              (6,172)
    Loan disbursements to officer                                      -             -              (10,800)
    Payment for software development                                   -             -               (6,000)
                                                             -----------    ----------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                                  -        (3,997)             (22,972)
                                                             -----------    ----------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                          152,509             -              163,309
    Proceeds from notes payable                                  123,750        44,000              123,750
    Repayment on notes payable                                  (150,000)       (2,503)            (150,000)
    Proceeds from notes payable - related party                    2,000             -              147,190
    Repayment on notes payable - related party                   (13,500)            -              (17,353)
                                                             -----------    ----------     ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        114,759        41,497              266,896
                                                             -----------    ----------     ----------------

Net Increase in Cash and Cash Equivalents                         32,719         1,630               32,986

Cash and Cash Equivalents at Beginning of Period                     267           550                    -
                                                             -----------    ----------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    32,986    $    2,180    $          32,986
                                                             ===========    ==========     ================

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                 $         -    $        -    $               -
                                                             ===========    ==========     ================
    Taxes                                                    $         -    $        -    $               -
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

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a non-current derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no change in the second quarter as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 2 years, volatility of 391%, expected dividends of zero and interest rate of 3.6%. The derivative liability is treated as non-current since the conversion option expires in over one year. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $39,069 in 2005.

The Company has determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA. As of June 30, 2005, $150,000 has been charged against additional paid in capital against $150,000 of SEDA draws.

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

On June 20, 2005, the Company cancelled 92,000 common shares.

NOTE 7 GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $168,614, and a deficit accumulated during the development stage of $1,167,648 at June 30, 2005; net loss during the six months ended June 30, 2005 of $463,309, and net cash used in operations of $82,040 for the six months ended June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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

In addition, certain restatements were recorded in the 2004 financial statements which effect the interim financial statements for the six months ended June 30, 2005. The net effect was to increase liabilities by $86,441 and increase net loss for the three and six months ended June 30, 2005 by $18,963 and $47,830, respectively.

Net loss per share, basic and diluted did not change for the three or six months ended June 30, 2005 or for the period from January 29, 1999 (Inception) to June 30, 2005.

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

Liquidity and capital resources

We are inactive, have no revenues, have a working capital deficiency of $168,614, a deficit accumulated during the development stage of $1,167,648, net loss during the six months ended June 30, 2005 of $463,309, and net cash used in operations of $82,040 during the six months ending June 30, 2005. In addition, as of June 30, 2005, we had only $32,986 of cash available. Our cash resources of $32,986 are insufficient to satisfy our cash requirements over the next 12 months.

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

                               Stock Market Solutions, Inc.

DATE: January 6, 2005          By: /s/ Richard Smitten
                                   -----------------------
                                   Richard Smitten
                                   Chief Executive Officer
                                   (Principal Financial Officer)