Form 10QSB/A
period 2005-09-30
STOCK MARKET SOLUTIONS INC
filed 2006-01-11
CIK 1171749

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

                             3675 N E Skyline Drive
                          Jensen Beach, FL 34957-3917
                                  772-334-7129
                (Issuer's Telephone Number, Including Area Code)

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

   Item 1.  Consolidated Financial Statements ................................ 4

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

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                          Page
                                                                          ----

Consolidated Balance Sheet (Unaudited)                                     1

Consolidated Statements of Operations (Unaudited)                          2

Consolidated Statements of Cash Flows (Unaudited)                          3

Notes to Consolidated Financial Statements (Unaudited)                     4 - 5

                   Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                              September 30, 2005
                                                              ------------------
                                                                 (As Restated
                                                                    Note 8)

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
                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
    Accounts payable                                              $     3,729
    Accrued interest                                                   15,500
    Accrued compensation - officer                                    226,200
    Note payable - stockholder                                             --
                                                                  -----------
Total Current Liabilities                                             245,429
                                                                  -----------

Long Term Liabilities
Convertible debenture, less discount of $133,820                      106,180
Debt conversion option liability                                      245,000
                                                                  -----------
                                                                      351,180

Total Liabilities                                                     596,609
                                                                  -----------

Stockholders' Deficiency
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 49,976,729 issued and
      outstanding at September 30, 2005                                49,977
    Common stock issuable ( 181,818 shares )                               --
    Additional paid-in capital                                        711,696
    Deficit accumulated during development stage                   (1,248,969)
                                                                  -----------
                                                                     (487,296)
    Less: Deferred consulting fee                                          --
                                                                  -----------
Total Stockholders' Deficiency                                       (487,296)
                                                                  -----------

Total Liabilities and Stockholders' Deficiency                    $   109,313
                                                                  ===========

                 See accompanying notes to financial statements

                  Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                 For the period from
                                                           Three Months                      Nine Months          January 22, 1999
                                                              Ended                            Ended                  (Inception)
                                                           September 30,                    September 30,           to September 30,
                                                       2005            2004            2005            2004              2005
                                                   ------------    ------------    ------------    ------------      ------------
                                                    (As Restated                   (As Restated                      (As Restated
                                                        Note 8)                        Note 8)                           Note 8)
Operating Expenses
     Depreciation                                  $        309    $        309    $        926    $        901      $      2,245
     Legal                                                   --              --          20,000          18,535            68,809
     Placement agent fee                                     --              --              --              --            10,000
     Software impairment loss                                --              --              --              --             6,000
     Website impairment loss                                 --              --              --              --               850
     Settlement loss                                         --              --              --          60,963            60,963
     Amortization                                            --              --              --              --               350
     Accounting                                           6,700           6,452          16,519          13,402            46,634
     Rental expense                                       1,600              --           5,600              --            13,550
     Consulting                                              --          48,750         110,463         250,068           516,614
     Compensation - officer                              42,000              --         257,500              --           257,500
     Software and website costs                              --              --          12,500              --            32,792
     General and administrative                           8,129           7,591          36,938          36,426            97,782
                                                   ------------    ------------    ------------    ------------      ------------
Total Operating Expenses                                 58,738          63,102         460,446         380,295         1,114,089
                                                   ------------    ------------    ------------    ------------      ------------

Loss from Operations                                    (58,738)        (63,102)       (460,446)       (380,295)       (1,114,089)
                                                   ------------    ------------    ------------    ------------      ------------

Other Income/(Expenses)
     Interest expense                                   (22,583)             --         (74,184)         (7,423)         (118,880)
     Changes in fair value of debt
        conversion option liability                        --                --         (10,000)           --             (10,000)
                                                   ------------    ------------    ------------    ------------      ------------

Net Loss                                           $    (81,321)   $    (63,102)   $   (544,630)   $   (387,718)     $ (1,242,969)
                                                   ============    ============    ============    ============      ============

Net Loss Per Share - Basic and Diluted             $      --       $      (0.00)   $      (0.01)   $      (0.02)     $      (0.06)
                                                   ============    ============    ============    ============      ============

Weighted average number of shares outstanding
     during the year - basic and diluted             49,976,729      30,331,818      41,187,185      24,792,170        20,976,240
                                                   ============    ============    ============    ============      ============

                See accompanying notes to financial statements

                  Stock Market Solutions, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                Nine Months              For the period from
                                                                                   Ended                   January 22, 1999
                                                                                September 30,                (Inception)
                                                                                                          to September 30,
                                                                            2005              2004              2005
                                                                        -----------       -----------       -----------
                                                                         (As Restated                         (As Restated
                                                                             Note 8)                              Note 8)
Cash Flows from Operating Activities:
     Net loss                                                           $  (544,630)      $  (387,718)      $(1,242,969)
     Adjustment to reconcile net loss to met cash used in
         operating activities:
         Amortization                                                            --                --               350
         Options for services                                                    --           100,682           100,683
         Settlement loss                                                         --            60,963            60,963
         Debt discount amortization                                          66,152                --           108,678
         Debt issue cost amortization                                        18,750                --            18,750
         Interest expense                                                        --             7,423              --
         Depreciation                                                           926               901             2,245
         Stock issued for services                                          126,713           167,386           460,482
         Software impairment loss                                                --                --             6,000
         Website impairment loss                                                 --                --               850
     Changes in operating assets and liabilities:
         Increase (decrease) in:
             Security deposit                                                    --                --              (600)
             Accounts payable                                               (17,684)            6,902             3,729
             Accrued compensation- officer                                  226,200                --           226,200
             Accrued interest                                                13,333                --            15,500
             Debt conversion option liability                                10,000                --            10,000
                                                                        -----------       -----------       -----------
Net Cash Used in Operating Activities                                      (100,241)          (43,461)         (229,139)
                                                                        -----------       -----------       -----------

Cash Flows from Investing Activities:
     Purchase of equipment                                                       --            (3,997)           (6,172)
     Loan disbursements to officer                                               --                --           (10,800)
     Payment for software development                                            --                --            (6,000)
                                                                        -----------       -----------       -----------
Net Cash Used in Investing Activities                                            --            (3,997)          (22,972)
                                                                        -----------       -----------       -----------

Cash Flows from Financing Activities:
     Proceeds from common stock issuance                                    152,509                --           163,309
     Proceeds from notes payable                                            123,750            53,500           123,750
     Repayment on notes payable                                            (150,000)           (2,503)         (150,000)
     Proceeds from notes payable - related party                              2,000                --           147,190
     Repayment on notes payable - related party                             (13,500)               --           (17,353)
                                                                        -----------       -----------       -----------
Net Cash Provided by Financing Activities                                   114,759            50,997           266,896
                                                                        -----------       -----------       -----------

Net Increase in Cash and Cash Equivalents                                    14,518             3,539            14,785

Cash and Cash Equivalents at Beginning of Period                                267               550                --
                                                                        -----------       -----------       -----------

Cash and Cash Equivalents at End of Period                              $    14,785       $     4,089       $    14,785
                                                                        ===========       ===========       ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                           $        --       $        --       $        --
                                                                        ===========       ===========       ===========
     Taxes                                                              $        --       $        --       $        --
                                                                        ===========       ===========       ===========

                See accompanying notes to financial statements

                   Stock Market Solutions, Inc. and Subsidiary
               Notes to Consolidated Financial Statements
                          (A Development Stage Company)
                               September 30, 2005
                                   (Unaudited)

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

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a non-current derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no change through September 30, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 1.5 years, volatility of 397%, expected dividends of zero and interest rate of 3.6%. The derivative liability is treated as non-current since the conversion option expires in over one year. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $58,652 in 2005.

The Company has determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA. As of September 30, 2005, $150,000 has been charged against additional paid-in capital against the $150,000 SEDA draws.

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

On June 20, 2005, the Company cancelled 92,000 common shares.

Note 7 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $230,044, and a deficit accumulated during the development stage of $1,248,969 at September 30, 2005; net loss during the nine months ended September 30, 2005 of $544,630, and net cash used in operations of $100,241 for the nine months ended September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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

Liquidity and capital resources

We are inactive, has no revenues, has a deficit accumulated during the development stage at September 30. 2005 of $1,248,969, net loss during the nine months ended September 30, 2005 of $544,630, and net cash used in operations of $100,241 during the nine months ending September 30, 2005. In addition, as of September 30, 2005, we had only $14,785 of cash available. Our cash resources of $14,785 are insufficient to satisfy our cash requirements over the next 12 months.

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

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a non-current derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no change through September 30, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 1.5 years, volatility of 397%, expected dividends of zero and interest rate of 3.6%. The derivative liability is treated as non-current since the conversion option expires in over one year. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $58,652 in 2005.

We have determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA. As of September 30, 2005, $150,000 has been charged against additional paid-in capital against the $150,000 SEDA draws.

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