Form 10KSB
period 2005-12-31
STOCK MARKET SOLUTIONS INC
filed 2006-04-17
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


3675 N E Skyline Drive, Jensen Beach, FL 34957-3917
Telephone: 772-334-7129

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
common stock, par value $.001 per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No[_]

      State issuer's revenues for its most recent fiscal year: None

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 11, 2006:
$2,338,603.70

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 1, 2006- 4,997,673

                       DOCUMENTS INCORPORATED BY REFERENCE

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

      Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]


TABLE OF CONTENTS

Part I..................................................................................................5
Item 1. Description of Business.........................................................................5
Item 2. Description of Property.........................................................................7
Item 3. Legal Proceedings...............................................................................7
Item 4. Submission of Matters to a Vote of Security Holders.............................................7
PART II.................................................................................................8
Item 5. Market for Common Equity and Related Stockholder Matters........................................8
Item 6. Management's Discussion and Analysis or Plan of Operation.......................................9
Item 7. Financial Statements...........................................................................13
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........13
PART III...............................................................................................13
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act.                                                                     13
Item 10. Executive Compensation........................................................................14
Item 11. Security Ownership of Certain Beneficial Owners and Management................................16
Item 12. Certain Relationships and Related Transactions................................................16
Item 13. Exhibits and Reports on Form 8-K..............................................................17
Item 14. Controls and Procedures.......................................................................17


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

The current status of our program is as follows:

      o Trading system - Further engineering in the form of writing the final software code for the product is still necessary in order to develop our final product. The concepts, analytics, and basic graphic design features have been decided on. What is left is the actual final software code writing to implement the software system.

SMS has an agreement to merge with Texas Prototypes, Inc. in a transaction that provides for the exchange of all of the outstanding shares of TXP for 8,929,804 shares of common stock SMS.

      o Parties to the transaction: Stock Market Solutions, Inc., a Nevada corporation, and Texas Prototypes, Inc., a Texas corporation.
      o Reasons for the merger: Potential preservation of or increase in value for current SMS shareholders in that SMS has never had revenues and has an unproven product which may not prove successful, resulting in a potential loss of existing shareholders' investment; while TXP has a proven business model that has generated revenues.
      o Relationship between the merger and the reverse split proposal: The Proposal to reverse split our stock of 1 share of common stock for every 10 shares of common stock owned is necessary in order to meet our share issuance requirement under our merger agreement with TXP. Without adoption of the proposed reverse split of SMS's common stock, SMS will not have enough authorized and unissued common stock to meet its share issuance obligation under the merger agreement with TXP.
      o Interests of SMS management in the merger: At or following the closing of the merger, under the terms of the merger agreement, Mr. Richard Smitten, president of SMS, may be allowed to purchase SMS's existing Livermore-based business in exchange for the elimination of a $150,000 obligation owed him by SMS. See
      o Accounting treatment of the transaction: The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc.
      o Federal income tax treatment of the transaction: The merger is exempt from any federal income taxes and that there are no federal tax consequences to SMS. See

Effective April 10, 2006, based upon receipt of approval from a majority of our shareholders, we effected a 1 for 10 reverse stock split.

We are planning on merging with Texas Prototypes, Inc. a global provider of pre-manufacturing services for the electronics industry, supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators, in late April, 2006.

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

Proprietary Rights

We have obtained from Mr. Smitten the exclusive right to utilize the information contained in both of his Jesse Livermore books as the basis of the Jesse Livermore computer trading system. These books are:

      o     "Jesse Livermore: World's Greatest Stock Trader."

      o     "How To Trade in Stocks."

We issued Mr. Smitten 600,000 shares of common stock for these rights at par value based upon the funds he had expended in developing these rights.

We have also obtained from Mr. Smitten the exclusive right to utilize the information contained his third Jesse Livermore books as the basis of the Jesse Livermore computer trading system. This book is:

      o     Trade Like Jesse Livermore

We issued Mr. Smitten 500,000 shares of common stock for these rights at par value based upon the funds he had expended in developing these rights.

Our website, Stockmarketsolutions.org, was acquired from Dennis Kranyak in exchange for 120,000 shares of common stock valued at par value of $.001 per share. This pricing was based upon the amount of time and expenses incurred by Mr. Kranyak in developing the website.


Item 2. Description of Property.

Our executive offices are located at 3675 N E Skyline Drive, Jensen Beach, FL 34957-3917, Telephone: 772-334-7129. We pay no rent.

We believe that our facilities are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations.

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

High and Low Sales Prices for each quarter within the last two fiscal years.*

                             HIGH                   LOW
                       (Price per Share $)    (Price per Share $)

                        Mar 05      .04        .01
                        June 05     .04        .01
                        Sept 05     .04        .02
                        Dec 05      .04        .02
                        Mar 04      .01        .006
                        June 04     .01        .008
                        Sept 04     .01        .007
                        Dec 04      .01        .007


* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of recorded holders of the Company's common stock as of December 31, 2005 is approximately 463.

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

SMS's net loss increased mainly due to expenses incurred in developing its stock trading software, the start of designing of a website for its business, and a new officer employment agreement in 2005. For the fiscal year ended December 31, 2005, by in large the Company was inactive.

Liquidity and capital resources

SMS is inactive, has no revenues, has a deficit accumulated during the development stage of $1,348,466 at December 31, 2005, net loss during the fiscal year ended December 31, 2005 of $644,127, and net cash used in operations of $144,483 during the fiscal year ending December 31, 2005. In addition, as of December 31, 2005, SMS had only $6,104 of cash available. Our cash resources of $6,104 are insufficient to satisfy our cash requirements over the next 12 months.

Until financing has been received, all our costs, including bank service fees and those costs associated with on-going SEC reporting requirements, will be funded by management, to the extent that funds are available to do so.

On June 14, 2004, SMS entered into a standby equity distribution agreement ["SEDA"] with Cornell Capital Partners, L.P. Pursuant to the standby equity distribution agreement, SMS may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital Partners will pay 97% of the lowest volume weighted average price of the SMS's common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. No amount of the SEDA is available after closing of the merger.

SMS may request advances under the standby equity distribution agreement once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, SMS may continue to request advances until Cornell Capital Partners has advanced $5,000,000 or two years after the effective date of the accompanying registration statement, whichever occurs first. SMS may request an advance every five trading days. The maximum amount per advance is $100,000 and the maximum aggregate advance during any 30 day period is $400,000. A closing will be held six trading days after such written notice at which time SMS will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount. In addition to other possible costs of each advance, SMS will pay a commitment fee to the investor of 5% of each advance which will be treated as an offering cost and charged to additional paid-in capital for accounting purposes.

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of December 31, 2005, we issued 1,454,691 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

On June 14, 2004, in connection with the standby equity distribution agreement with Cornell Capital Partners, L.P., SMS gave Cornell Capital Partners, L.P. an unsecured convertible debenture in the amount of $240,000 as a commitment fee. The convertible debenture is due and payable, with 5% interest payable at maturity or upon conversion, three years from the date of issuance, unless sooner converted into shares of SMS's common stock. The debenture is convertible, subject to a maximum cap of $75,000 per thirty day period, at the holder's option any time up to maturity at a conversion price equal to an amount equal 97% of the lowest volume weighted average price of the SMS's common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. At maturity, SMS has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price equal to an amount equal to an amount equal 97% of the lowest volume weighted average price of the SMS's common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately preceding the conversion date. debenture provides that Cornell Capital Partners, L.P. may only convert the debenture if the number of shares held by the lender or its affiliates after the conversion would not exceed 4.99% of the outstanding shares of our common stock following such conversion. In addition, we have the right to redeem at any time at 120% of the outstanding principal balance plus accrued unpaid interest.

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a non-current derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no change through December 31, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 1.5 years, volatility of 404%, expected dividends of zero and interest rate of 3.6%. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $78,234 in 2005.

The Company has determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA. As of December 31, 2005, $150,000 has been charged against additional paid-in capital against the $150,000 SEDA draws.

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

In March 2006, the registration statement related to the Standby Equity Distribution Agreement was withdrawn.

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, SMS sold 1,454,691 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2005 and 2004

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)


                                    Contents

                                                                       Page(s)
Report of Independent Registered Public Accounting Firm                   1

Balance Sheet                                                             2

Statements of Operations                                                  3

Statement of Changes in Stockholders' Deficiency                          4

Statements of Cash Flows                                                  5

Notes to Financial Statements                                           6 - 18

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of:
   Stock Market Solutions, Inc.

We have audited the accompanying balance sheet of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 22, 1999 (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Stock Market Solutions, Inc. (a development stage company) as of December 31, 2005, and the results of its operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 22, 1999 (inception of development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 reflected in the accompanying financial statements, the Company has a net loss of $644,127 and net cash used in operations of $144,483 for the year ended December 31, 2005 and a working capital deficiency of $553,489, deficit accumulated during the development stage of $1,348,466 and a stockholders' deficiency of $586,793 at December 31, 2005 and is a development stage company with no revenues. Those matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 4, 2006

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2005



                                     ASSETS


Current Assets
    Cash                                                            $     6,104
                                                                    -----------
Total Current Assets                                                      6,104
                                                                    -----------

Equipment, net                                                            2,459

Deferred Offering Costs                                                  90,000
                                                                    -----------

Total Assets                                                        $    98,563
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accrued Interest                                                $    18,500
    Due to related party - Officer                                        6,572
    Loan Payable                                                          9,311
    Accounts payable                                                     12,010
    Accrued Compensation                                                268,200
    Debenture conversion option liability                               245,000
                                                                    -----------
Total Current Liabilities                                               559,593
                                                                    -----------

Convertible Debenture, net of discount                                  125,763
                                                                    -----------
    Total long term liabilities                                         125,763
                                                                    -----------

Total Liabilities                                                       685,356
                                                                    -----------

Stockholders' Deficiency
    Common stock, $0.001 par value, 100,000,000 shares
       authorized, 4,997,673 issued and outstanding                       4,998
    Additional paid-in capital                                          756,675
    Deficit accumulated during development stage                     (1,348,466)
                                                                    -----------
Total Stockholders' Deficiency                                         (586,793)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $    98,563
                                                                    ===========

                 See accompanying notes to financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                         For the period from
                                                                                          January 22, 1999
                                                                                           (Inception of
                                                          Year Ended December 31,       Development Stage) to
                                                          2005            2004            December 31, 2005
                                                      -------------   --------------   ------------------------
Operating Expenses
    Depreciation                                     $     1,235         $     1,210         $     2,554
    Legal                                                 20,000              21,706              68,809
    Placement Agent Fee                                       --              10,000              10,000
    Software impairment loss                                  --                  --               6,000
    Website impairment loss                                   --                  --                 850
    Settlement Loss                                           --              60,963              60,963
    Amortization                                              --                  --                 350
    Accounting                                            32,318              17,638              62,433
    Rental Expense                                         6,800               7,950              14,750
    Consulting                                           110,463             298,818             516,614
    Compensation Officer                                 299,500                  --             299,500
    Loss on disposal of fixed assets                       1,160                  --               1,160
    Software and website costs                            12,500                  --              32,792
    General and administrative                            53,384              37,711             114,228
                                                     -----------         -----------         -----------
Total Operating Expenses                                 537,360             455,996           1,191,003
                                                     -----------         -----------         -----------

Loss from Operations                                    (537,360)           (455,996)         (1,191,003)
                                                     -----------         -----------         -----------

Other Income (Expense)
    Interest expense                                     (96,767)            (44,696)           (141,463)
    Changes in fair value of debt
       conversion option liability                       (10,000)                 --             (10,000)
                                                     -----------         -----------         -----------
Total Other Income (Expense)                            (106,767)            (44,696)           (151,463)
                                                     -----------         -----------         -----------


Net Loss                                             $  (644,127)        $  (500,692)        $(1,342,466)
                                                     ===========         ===========         ===========

Net Loss Per Share - Basic and Diluted               $     (0.15)        $     (0.21)        $     (0.61)
                                                     ===========         ===========         ===========

Weighted average number of shares outstanding
    during the year - basic and diluted                4,340,263           2,422,868           2,202,872
                                                     ===========         ===========         ===========

                 See accompanying notes to financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                Statements of Change to Stockholders' Deficiency
                   From January 22, 1999 to December 31, 2004

                                                                                      Deficit
                                                                                   Accumulated
                                             Common Stock            Additional       During
                                    ---------------------------      Paid - in      Development      Deferred
                                      Shares          Amount          Capital          Stage        Consulting         Total
                                    -----------     -----------     -----------     -----------     -----------     -----------
Common stock issued to founder
  for book and software rights          600,000     $       600     $     5,400     $    (6,000)             --     $        --

Common stock issued for cash            963,000             963           8,667              --              --           9,630

Common stock issued to
  vendor for website development        120,000             120           1,080              --              --           1,200

Net loss, 1999                               --              --              --             (13)             --             (13)
                                    -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 1999            1,683,000           1,683          15,147          (6,013)             --          10,817

Common stock issued for cash             31,000              31             279              --              --             310

Net loss, 2000                               --              --              --            (679)             --            (679)
                                    -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2000            1,714,000           1,714          15,426          (6,692)             --          10,448

Common stock issued for cash             86,000              86             774              --              --             860

Net loss, 2001                               --              --              --         (34,780)             --         (34,780)
                                    -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2001            1,800,000           1,800          16,200         (41,472)             --         (23,472)

Net loss, 2002                               --              --              --         (17,035)             --         (17,035)
                                    -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2002            1,800,000           1,800          16,200         (58,507)             --         (40,507)

Common stock issued
  for services                           30,000              30             270              --              --             300

Common stock issued
  for consulting services               230,000             230         183,770              --        (168,667)         15,333

Amortization of deferred
  consulting expense                         --              --              --              --          92,000          92,000

Net loss, 2003                               --              --              --        (145,140)             --        (145,140)
                                    -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2003            2,060,000           2,060         200,240        (203,647)        (76,667)        (78,014)

Stock issued for
  consulting services                   343,182             343         204,657              --        (195,000)         10,000

Amortization of deferred
  consulting expense                         --              --              --              --         198,136         198,136

Common stock options
  issued for services                        --              --         100,682              --              --         100,682

Common stock issued
  for services                           30,000              30          17,970              --              --          18,000

Common stock issued
  for book rights                       300,000             300            (300)             --              --              --

Common stock issued for
  sale of stockholder note              300,000             300         179,700              --              --         180,000

Net loss, 2004
  (as restated - Note 13)                    --              --              --        (500,692)             --        (500,692)
                                    -----------     -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2004            3,033,182     $     3,033     $   702,949     $  (704,339)    $   (73,531)    $   (71,888)
                                    ===========     ===========     ===========     ===========     ===========     ===========

Common stock issued
  for consulting services               239,000             239          27,943              --              --          28,182

Common stock issued
  for legal services                     50,000              50           4,950              --              --           5,000

Common stock issued in
  exchange for options
  cancellation                           30,000              30             (30)             --              --              --

Common stock issued to
  officer for accrued
  compensation                          200,000             200          19,800              --              --          20,000

Amortization of deferred
  consulting expense                         --              --              --              --          73,531          73,531

Common stock issued in
  exchange for note                   1,454,691           1,455         151,054              --              --         152,509

Stock cancellation                       (9,200)             (9)              9              --              --              --

Offering costs                               --              --        (150,000)             --              --        (150,000)

Net loss, 2005                               --              --              --        (644,127)             --        (644,127)
                                    -----------     -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2005            4,997,673     $     4,998     $   756,675     $(1,348,466)    $        --     $  (586,793)
                                    ===========     ===========     ===========     ===========     ===========     ===========

                See accompanying notes to financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                             Statements of Cash Flow


                                                                                  For the period from
                                                                                    January 22, 1999
                                                                                     (Inception of
                                                     Year Ended December 31,      Development Stage) to
                                                    2005               2004         December 31, 2005
                                                 -----------        -----------   ---------------------
Cash Flows from Operating Activities:
    Net loss                                     $  (644,127)          (500,692)       $(1,342,466)
    Adjustment to reconcile net loss
       to net cash used in
      operating activities:
      Amortization                                        --                 --                350
      Options for services                                --            100,682            100,682
      Settlement loss                                     --             60,963             60,963
      Debt discount amortization                      78,234             42,528            120,762
      Deferred compensation-amortization              73,531                 --             73,531
      Depreciation                                     1,235              1,210              2,554
      Loss on disposal of fixed assets                 1,160                 --              1,160
      Stock issued for services                       33,182            226,136            366,951
      Software impairment loss                            --                 --              6,000
      Website impairment loss                             --                 --                850
    Changes in operating assets and
       liabilities:
      Increase (decrease) in:
         Security deposit                                600                 --                 --
         Accounts payable                             (9,403)            17,723             12,010
         Accounts payable - Related Party              6,572                 --              6,572
         Accrued compensation officer                288,200                 --            288,200
         Accrued interest                             16,333              2,167             18,500
         Debt conversion option liability             10,000                 --             10,000
                                                 -----------        -----------        -----------
Net Cash Provided by (Used in) Operating
       Activities                                   (144,483)           (49,283)          (273,381)
                                                 -----------        -----------        -----------

Cash Flows from Investing Activities:
    Purchase of equipment                                 --             (3,997)            (6,172)
    Loan disbursements to officer                         --                 --            (10,800)
    Payment for software development                      --                 --             (6,000)
                                                 -----------        -----------        -----------
Net Cash Used in Investing Activities                     --             (3,997)           (22,972)
                                                 -----------        -----------        -----------

Cash Flows from Financing Activities:
    Proceeds from common stock issuance                   --                 --             10,800
    Proceeds from loan payable                         9,311                 --              9,311
    Proceeds from notes payable                      152,509                 --            152,509
    Proceeds from notes payable -
       related party                                   2,000             55,500            147,190
    Repayment on notes payable -
       related party                                 (13,500)            (2,503)           (17,353)
                                                 -----------        -----------        -----------
Net Cash Provided by Financing Activities            150,320             52,997            302,457
                                                 -----------        -----------        -----------

Net Increase (Decrease) in Cash and
       Cash Equivalents                                5,837               (283)             6,104

Cash and Cash Equivalents at Beginning
       of Period                                         267                550                 --
                                                 -----------        -----------        -----------

Cash and Cash Equivalents at End of Period       $     6,104        $       267        $     6,104
                                                 ===========        ===========        ===========

Supplemental Disclosure of Cash Flow
       Information
Cash Paid for:
    Interest                                     $        --        $        --        $        --
                                                 ===========        ===========        ===========

    Taxes                                        $        --        $        --        $        --
                                                 ===========        ===========        ===========

Supplemental Disclosure of Non-Cash
       Investing and Financing Activities:

Settlement of debt with common stock             $   170,000        $   119,037        $   289,037
                                                 ===========        ===========        ===========
Common stock issued for book rights              $        --        $     3,000        $     3,000
                                                 ===========        ===========        ===========
Common stock issued for services                 $        --        $   195,000        $   195,000
                                                 ===========        ===========        ===========
Deferred offering costs                          $  (150,000)       $   240,000        $    90,000
                                                 ===========        ===========        ===========

                 See accompanying notes to financial statements.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

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

      Significant estimates in 2005 and 2004 include an estimate of the deferred tax asset valuation allowance, depreciable lives on property and equipment, valuation of stock based compensation and the accounting treatment of the Company's convertible securities.

      (C) Cash Equivalents

      For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

      (D) Equipment

      Equipment is stated at cost ($3,997), less accumulated depreciation ($1,538). Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using a straight-line method over the estimated useful lives of the related asset of five years. Depreciation expense for 2005 and 2004 is $1,235 and $1,210, respectively. A computer was determined to be impaired as of December 31, 2005 resulting in a loss on disposal of fixed asset of $1,160.

      (E) Website Development Costs

      In accordance with EITF Issue No. 00-2, the Company accounts for its website in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


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

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


      (I) Promoter Contribution and Contributed Services

      The Company accounts for assets provided to the Company by promoters in exchange for capital stock at the promoter's original cost basis. The value of services provided to the Company by its sole officer was nominal through December 31, 2004. In 2005 the Company paid or accrued as liabilities compensation to the officer under an employment agreement. (See Note 7).

      (J) Revenue Recognition

      The Company accounts for revenues pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 104. The Company intends on generating revenue from user subscriptions to the stock market trading and simulator programs. All customers will be offered a 30-day trial period in which they may receive a full refund and after such period, customers may cancel their subscriptions with 60 days notice. Payments from a customer during the customer's 30-day trial period will be recorded as a deferred liability and recognition will begin when the refund period expires. Revenue receipts after the 30-day trial period will be recorded as a deferred liability and recognized as revenue on a pro-rata basis as earned over the service period. As of December 31, 2005, no revenues have been generated.

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

      (L) Net Loss Per Common Share

      Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2005, there was a convertible debenture outstanding which is convertible into an undeterminable quantity of shares based on a 97% discount to a future trading price of the Company's common stock. The conversion may dilute future earnings per share.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


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


      In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement is effective for the Company beginning with its fiscal year ending 2006.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


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


Note 3 Website Development Costs and Impairment Loss

During the year ended December 31, 1999, the Company capitalized $1,200 in common stock paid to a third party contractor to develop the Company's website. This agreement with the contractor grants the Company exclusive ownership and permission to the website. Amortization over a three year period began when the website was placed in service in February 2002. Amortization expense for the years ended December 31, 2005 and 2004 was $0 and $0, respectively.

At  December  31,  2002,  the  Company  evaluated  the   recoverability  of  the
capitalized website development cost, and due to the uncertainty, recognized an impairment loss for the unamortized balance of $850.

Note 4 Standby Equity Distribution Agreement and Convertible Debenture

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

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of December 31, 2005, the Company issued 1,454,691 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

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

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no change through December 31, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 1.25 years, volatility of 404%, expected dividends of zero and interest rate of 3.6%. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $78,234 in 2005.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


The Company has determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA. As of December 31, 2005, $150,000 has been charged against additional paid-in capital against the $150,000 SEDA draws.

The Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise them in connection with the SEDA. For its services, Newbridge Securities Corporation received 18,182 shares of the Company's common stock valued at $10,000 which was charged to operations in 2004.

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

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, the Company sold 1,454,691 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200. The remaining deferred equity offering costs at December 31, 2005 was $90,000 after offsetting against cumulative SEDA proceeds of $150,000.

Note 5 Due to Related Party - Officer

During the year ended December 31, 2004, the Company received proceeds totaling $55,500 from a stockholder increasing the note payable to $133,040 and the Company repaid $2,503 to this stockholder and converted $119,487 into 3,000,000 shares of common stock by two individuals who purchased the note payable from the stockholder. The balance of the transaction was recorded as a settlement loss in the amount of $60,963. (See Note 8)

During the year ended December 31, 2005, the Company received proceeds totaling $2,000 from an officer which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300 which was offset against accrued compensation (See Note 7). The Officer provided an amount of $6,572 of additional funds which has been reflected as a Due to Related Party - Officer at December, 31, 2005. The amount is unsecured, non-interest bearing and due on demand.



Note 6 Loan Payable

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Certain expenses were paid by a third party during 2005 totaling $9,311. The loan is unsecured, non-interest bearing and due on demand.

Note 7 Related Party Transactions

During the year ended December 31, 2004, the Company received proceeds totaling $55,500 from an officer. During the year ended December 31, 2004, the Company repaid $2,503 to this officer. In June 2004, the Company issued 300,000 common shares to settle $119,037 of notes payable to the officer.

In the second quarter of 2004, the Company purchased the book rights from its President for 300,000 common shares. Since the President is the founder of the Company and a related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $3,000 and a charge to additional paid-in capital for the same amount.

See Note 5 for officer loan transactions in 2005 and 2004.

The Company entered into a sub-lease rental agreement with its sole corporate officer. (See Note 10)

Under the terms of the Employment Agreement between the Corporation and its President dated May 1, 2001, the "Effective Date" provisions were satisfied on February 9, 2005. In light of the achievement of overall objectives, the President's salary for the period from February 9, 2005 to December 31, 2005 is established at $14,000 per month, pro rated from February. In addition, in light of the fact that the President has performed numerous services for the Corporation for which he has not been compensated, he shall receive a bonus of $150,000, effective February 9, 2005. For the year ended December 31, 2005, the Company recorded officer's compensation of $299,500.


Note 8 Stockholders' Deficiency

The Company issued 600,000 common shares to its principal founder in exchange for book and software rights. As the founder had a zero cost basis in the rights, the par value of the common stock totaling $6,000 or $0.01 per share was charged to deficit accumulated during the development stage since there was no additional paid-in capital in the Company at that time.

In 1999, the Company paid 120,000 common shares to a website vendor. The shares were valued at the contemporaneous offering price of $0.01 per share or $1,200.

During 1999, the Company sold 963,000 common shares for $0.01 per share or an aggregate $9,630

During 2000, the Company sold 31,000 common shares for $0.01 per shares or an aggregate $310.

During 2001, the Company sold 86,000 common shares for $0.01 per shares or an aggregate $860.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


On February 25, 2003, the Company issued 30,000 common shares for $0.01 per share or an aggregate $300 for legal services performed.

On June 1, 2003, the Company issued 230,000 common shares for $0.01 per share pursuant to three separate one-year consulting agreements. For financial accounting purposes, the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.80 per share resulting in a fair value of $184,000. Based on the one-year term of these consulting agreements, the Company recognized $107,333 of consulting expense for the year ended December 31, 2003 and deferred the remaining $76,667 at December 31, 2003 as a component of stockholders' deficiency. For the year ended December 31, 2004, the Company recognized $76,667 as consulting expense.

On May 24, 2004, the Company issued 30,000 shares of its common stock for legal services, which are considered fully vested and have an estimated fair value of $18,000, based on the $0.60 per share quoted trading price on the grant date, which was recognized as legal expenses immediately since the service period is undefined.


Effective May 15, 2004 the Board approved one-year consulting agreements and issued under a Form S-8 filed in May 2004, 325,000 common shares. For accounting purposes the shares are considered fully vested and a measurement date was therefore obtained on May 15, 2004. The stock was valued on the measurement date at the quoted trading price of $0.60 per share resulting in a value of $195,000. Based on the one-year term of these agreements, the Company recognized $121,469 and $73,531 of consulting expense in 2004 and 2005, respectively.

In connection with the SEDA in 2004, the Company issued 18,182 common shares valued at $10,000. (See Note 4)

In June 2004, the Company issued 300,000 common shares to settle $119,037 of notes payable with third parties. The shares were valued at $180,000 based on the $0.60 per share quoted trading price on the settlement date resulting in a $60,963 settlement loss charged to operations.

In the second quarter of 2004, the Company purchased the book rights from its President for 300,000 common shares. Since the President is the founder of the Company and related party, the rights are recorded at their original cost basis of zero resulting in a credit to common stock par value of $300 and a charge to additional paid-in capital for the same amount.

On May 14, 2004, the Company issued options to two outside consultants of 50,000 exercisable during the first 12 months starting May 15, 2004 at $0.30, 50,000 exercisable during the second 12 months commencing May 15, 2005 at $0.40 and 85,000 exercisable during the third 12 months commencing May 15, 2006. The Company recorded consulting expense of $100,682 (computed using a Black-Scholes model with an interest rate of 1.81%, volatility of 225%, zero dividends and terms from 1 year to 3 years). The weighted average fair value of options granted in 2004 was $0.50.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


On October 13, 2004, the Company registered 500,000 shares of common stock underlying the convertible debenture. (See Note 4)

On February 2005, the Company issued 34,364 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $10,309 based on the $0.30 per share quoted trading price on the date of issuance resulting in a pay down of the promissory note of $150,000 by $10,000 and a fee of $309. (See Note 4)

During the quarter ended June 30, 2005, the Company issued 1,420,327 common shares to Cornell Capital in connection with the Standby Equity Distribution Agreement. The shares were valued at $142,200 based on the agreed upon purchase prices resulting in a pay down of the remaining promissory note balance of $140,000 plus $2,200 accrued interest. (See Note 4)

On June 17, 2005, the Company issued 289,000 common shares to consultants for past consulting and legal services. These shares were valued at $33,182 and expensed immediately based on the $0.10 per share quoted trading price on the date of grant.

On June 17, 2005, the Company issued 200,000 common shares to the President. These shares were valued at $20,000 based on the share price of $0.10 per share quoted trading price on the date of issuance. The $20,000 was applied to accrued compensation.

On June 17, 2005, the Company issued 30,000 common shares to the option holders in exchange for the cancellation of 135,000 options. The original options value had been expensed in a prior period. Since the value of the options on the exchange date exceeded the value of the 30,000 shares issued on the exchange date, there was no additional expense recorded.

The Company issued 9,200 shares of common stock in a prior year but never delivered the shares since the subscription price was not received. The nominal value was expensed and a subscription receivable never booked since it was not material. On June 20, 2005, the Company cancelled these 9,200 common shares.



Note 9 Income Taxes

There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2005 and 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                             2005               2004
                                                        --------------    ----------------
Computed "expected" tax expense
(benefit)                                            $       (219,003)  $        (170,235)
Effect of net operating loss carryforward                     219,003             170,235
                                                        --------------    ----------------
                                                     $          -       $            -
                                                        ==============    ================

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                                                             2005
                                                        --------------
 Deferred tax assets:
 Net operating loss carryforward                      $        456,438
                                                        --------------
 Total gross deferred tax assets                               456,438
 Less valuation allowance                                     (456,438
                                                        --------------
 Net deferred tax assets                              $             -
                                                        ==============

The Company has a net operating loss carryforward of approximately $1,342,466 available to offset future taxable income expiring between 2021 and 2025. Usage of this net operating loss may be limited due to a change in control and change in business if the Company consummates the planned merger. (See Note 14)

The valuation allowance at December 31, 2005 was $456,438. The net change in valuation allowance during the year ended December 31, 2005 was an increase of $219,003.

Note 10 Commitments

Rental agreement

On August 15, 2003, the Company entered into a one year rental agreement. Under the terms of the agreement, the Company would be obligated to pay $1,200 per month in rent. The Company also paid $600 for a refundable security deposit. The deposit was forfeited during the 12 months ended December 31, 2005. Subsequent to entering into this rental agreement, the Company entered into a sub lease rental agreement with its sole corporate officer. Under the terms of the sub lease, the officer would be required to pay the Company $600 per month. As of December 31, 2005 and 2004, the Company has recognized $6,800 and $7,950, respectively in net rent expense (See Note 7). The rental agreement was cancelled as of December 31, 2005.


Note 11 Stock Award Plan

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

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


On February 25, 2003, the Company issued 30,000 shares of its common stock having a fair value of $300 for legal services (See Note 8).

Note 12 Agreement and Plan of Merger

The Company entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP Acquisition Corp. shall merge into Texas Prototypes, Inc. which will remain as a subsidiary of the Company. The Company shall issue approximately 90 million common shares to the shareholders of Texas Prototypes, Inc. after a proposed 1 for 10 reverse split of the Company's common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc. The transaction has not closed as of the date of this report.

Note 13 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $644,127, cash used in operations of $144,483 and a working capital deficiency of $553,489, deficit accumulated during the development stage of $1,348,466 and a stockholders' deficiency of $586,793 at December 31, 2005 and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company has essentially been inactive during 2004 while it was in the process of completing its registration statement on Form 10-SB and attempting to obtain quotation status on the Over the Counter Bulletin Board and remained inactive during 2005. Other than the liabilities reflected on the accompanying balance sheet at December 31, 2005, future expenses to maintain the Company's existence as a Securities and Exchange Act of 1934 reporting company include: accounting, auditing, filing, legal, and stock transfer agent fees. The Company plans to raise capital through private placements in terms of the standby equity distribution agreement with Cornell Capital Partners, L.P. The company raised $152,509 in common equity during the year ended December 31, 2005 through such agreement. The Company alternatively has planned to acquire a private operating company in a transaction where the shareholders of the private company will gain control. (See Notes 12 and 14) Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          Stock Market Solutions, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Note 14 Subsequent Events

Effective April 10, 2006 the shareholders approved a 1 for 10 reverse stock split. All share and per share data in the accompanying Financial Statements retroactively reflect this reverse split.

The Company is planning on merging with Texas Prototypes, Inc. a global provider of Pre-Manufacturing Services for the electronics industry, supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. (See Note 12)

We entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP Acquisition Corp. shall merge into Texas Prototypes, Inc. which will remain as a subsidiary of the Company. We shall issue approximately 90 million common shares to the shareholders of TXP after a proposed 1 for 10 reverse split of SMS's common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc.

Item 7. Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

----------------------------------- ---------- ---------------------------------
     Name                              Age             Position
----------------------------------- ---------- ---------------------------------

--------------------------------------------------------------------------------
 Richard Smitten                        66        Chairman of the Board
----------------------------------- ---------- ---------------------------------

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

For the year ended December 31, 2005, the Company recorded compensation to Mr. Richard Smitten, President, of $299,500.

During the year ended December 31, 2005, the Company received proceeds totaling $2,000 from an officer which increased the shareholder loan to $13,500. The Company repaid $24,800 to this officer leaving an overpayment to the officer of $11,300 which was offset against accrued compensation.

Employment Agreements


----------------------- --------------------- -------------------- --------------------- --------------------
Name                    Term of Agreement     Monthly salary for   Salary renegotiated   Key man life
                        (1)                   initial year         annually              insurance
----------------------- --------------------- -------------------- --------------------- --------------------
                        1 year thereafter,    $14000               Yes                   No
Richard Smitten         with 2 annual
                        renewal options
----------------------- --------------------- -------------------- --------------------- --------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of December 31, 2005, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are pending or arrangements that will cause a change in control, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


          --------------------------------------------------- -------------------------- ----------------

                   Name address of beneficial owner                  Amount of              Percentage
                                                                beneficial ownership

          --------------------------------------------------- -------------------------- ----------------
          Richard Smitten
          3765 N E Skyline Drive                                      1,100,000                22
          Jensen Beach, FL  34957-3917
          --------------------------------------------------- -------------------------- ----------------
          All directors and executive officers as a group
          (one person)                                                1,100,000                22
          --------------------------------------------------- -------------------------- ----------------

This table is based upon information derived from SMS's stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 4,997,673 shares of common stock outstanding as of December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

During the year ended December 31, 2005, the Company received proceeds totaling $2,000 from Mr. Smitten which increased the shareholder loan to $13,500. The Company repaid $24,800 to Mr. Smitten leaving an overpayment to the officer of $11,300 which was offset against accrued compensation. Mr. Smitten provided an amount of $6,572 of additional funds, which amount is unsecured, non-interest bearing and due on demand.

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

    The   following exhibits listed are filed as part of this Report:

    31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Richard Smitten


    32.1  Section 1350 Certification, Richard Smitten

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)   Audit Fees--

2005 = $23,000

2004 = $17,638

(ii)  Audit Related Fees

       2005  - $22,000 [S-8 and SEC Comment Letter Reviews]
       2004 - None

(iii) Tax Fees

       None

(iv)  All Other Fees

       None

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Title                                  Name                    Date                 Signature
-----                                  ----                    ----                 ---------

Principal Executive
Officer                          Richard Smitten          April 14, 2006      /s/ Richard Smitten

Principal Accounting             Richard Smitten          April 14, 2006      /s/ Richard Smitten
Officer

Principal Financial
Officer                          Richard Smitten          April 14, 2006      /s/ Richard Smitten


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE                       NAME              TITLE          DATE
---------                       ----              -----          ----

/s/ Richard Smitten         Richard Smitten      Director    April 14, 2006