Form 10QSB
period 2006-03-31
YTXP CORP
filed 2006-05-22
CIK 1171749

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to____________

Commission file number 000-49743

YTXP Corporation
(f/k/a/ Stock Market Solutions, Inc.)

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0443110
(State or other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

1299 Commerce Drive
Richardson, TX 75081
(214) 575-9300
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 94,295,715 as of May 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

YTXP CORPORATION
(f/k/a Stock Market Solutions, Inc.)

MARCH 31, 2006 FORM 10-QSB QUARTERLY REPORT

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2005, previously filed with the Commission.

YTXP Corporation
(f/k/a Stock Market Solutions, Inc.)
(A Development Stage Company)

Contents

Page

Consolidated Balance Sheet (Unaudited)	F-3

Consolidated Statements of Operations (Unaudited)	F-4

Consolidated Statements of Cash Flows (Unaudited)	F-5

Notes to Consolidated Financial Statements (Unaudited)	F-6 - F-11

Stock Market Solutions, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2006 (Unaudited)

ASSETS
Current Assets
Cash	$328
Total Current Assets	328

Equipment, net	2,150

Deferred Equity Offering Costs	90,000

Total Assets	$92,478

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued Interest	$21,500
Due to related party - Officer	19,072
Loan Payable	16,811
Accounts payable	10,635
Accrued compensation	310,200
Debenture conversion option liability	415,400
Total Current Liabilities	793,618

Convertible debenture, net of discount	145,345
Long Term Liabilities	145,345

Total Liabilities	938,963

Stockholders' Deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,997,673 issued and outstanding	4,998
Additional paid-in capital	756,675
Deficit accumulated during development stage	(1,608,158)
Total Stockholders' Deficiency	(846,485)

Total Liabilities and Stockholders' Deficiency	$92,478

See accompanying notes to financial statements

Stock Market Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		For the period from January 22, 1999(Inception) to
	2006	2005	March 31, 2006
Operating Expenses
Depreciation	$309	$309	$2,863
Legal	-	15,000	68,809
Placement agent fee	-	-	10,000
Software impairment loss	-	-	6,000
Website impairment loss	-	-	850
Settlement loss	-	-	60,963
Amortization	-	-	350
Accounting	-	4,564	62,433
Rental expense	-	1,600	14,750
Consulting	-	60,000	516,614
Compensation - officer	42,000	173,500	341,500
Loss on disposal of fixed assets	-	-	1,160
Software and website costs	-	5,000	32,792
General and administrative	24,400	8,916	138,628
Total Operating Expenses	66,709	268,889	1,257,712

Loss from Operations	(66,709)	(268,889)	(1,257,712)

Other Income/(Expenses)
Interest expense	(22,583)	(1,619)	(164,046)
Changes in fair value of debt conversion option liability	(170,400)	-	(180,400)
Total Other Income (Expense)	(192,983)	(1,619)	(344,446)

Net Loss	$(259,692)	$(270,508)	$(1,602,158)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.09)	$(0.70)

Weighted average number of shares outstanding during the period - basic and diluted	4,997,673	3,053,037	2,298,694

See accompanying notes to financial statements

Stock Market Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,		For the period from January 22, 1999 (Inception) to
	2006	2005	March 31, 2006

Cash Flows from Operating Activities:
Net loss	$(259,692)	$(270,508)	$(1,602,158)
Adjustment to reconcile net loss to met cash used in operating activities:
Amortization	-	-	350
Options for services	-	-	100,682
Settlement loss	-	-	60,963
Debt discount amortization	19,582	26,869	140,344
Deferred compensation amortization	-	-	73,531
Depreciation	309	309	2,863
Loss on disposal of fixed assets	-	-	1,160
Stock issued for services	-	48,750	366,951
Software impairment loss	-	-	6,000
Website impairment loss	-	-	850
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(1,375)	(14,193)	10,635
Accounts payable related party	-	-	6,572
Accrued compensation - officer	42,000	173,500	330,200
Accrued interest	3,000	1,000	21,500
Debt conversion option liability	170,400	-	180,400
Net Cash Used in Operating Activities	(25,776)	(34,273)	(299,157)

Cash Flows from Investing Activities:
Purchase of equipment	-	-	(6,172)
Loan disbursements to officer	-	-	(10,800)
Payment for software development	-	-	(6,000)
Net Cash Used in Investing Activities	-	-	(22,972)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	10,309	10,800
Proceeds from loan payable	7,500	(10,000)	16,811
Proceeds from notes payable	-	123,750	152,509
Proceeds from notes payable - related party	12,500	2,000	159,690
Repayment on notes payable - related party	-	(24,800)	(17,353)
Net Cash Provided by Financing Activities	20,000	101,259	322,457

Net Increase (Decrease) in Cash and Cash Equivalents	(5,776)	66,986	328

Cash and Cash Equivalents at Beginning of Period	6,104	267	-

Cash and Cash Equivalents at End of Period	$328	$67,253	$328

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of debt with common stock	$-	$-	$289,037
Common stock issued for book rights	$-	$-	$3,000
Common stock issued for services	$-	$-	$195,000
Deferred offering costs	$-	$-	$90,000

See accompanying notes to financial statements

YTXP Corporation
(f/k/a Stock Market Solutions, Inc.)
Notes to Consolidated Financial Statements
(A Development Stage Company)
March 31, 2006
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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2005 included in the Company’s Form 10-KSB.

Activities during the development stage include development and implementation of the business plan, development of computer software programs and intellectual property, establishment of a website, determining the market, and raising capital.

Note 2 Agreement and Plan of Merger

The Company entered into an Agreement and Plan of Merger on June 13, 2005 with TP Acquisition Corp., a Texas corporation and a newly formed wholly-owned subsidiary of the Company and Texas Prototypes, Inc., a Texas corporation. TP Acquisition Corp. shall merge into Texas Prototypes, Inc. which will remain as a subsidiary of the Company. The Company shall issue approximately 90 million common shares to the shareholders of Texas Prototypes, Inc. after a proposed 1 for 10 reverse split of the Company’s common stock. The transaction is anticipated to be accounted for as a recapitalization of Texas Prototypes, Inc. The transaction had not closed as of March 31, 2006.

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of March 31, 2006, the Company issued 1,454,691 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

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

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no material change through December 31, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 1.25 years, volatility of 410%, expected dividends of zero and interest rate of 3.6%. The fair value increased by $170,400 in the three months ended March 31, 2006. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $78,234 in 2005 and amortization of $19,583 in the three months ended March 31, 2006.

The Company has determined that this fee, $240,000, should be treated as an offering cost asset to be offset against the proceeds of the SEDA. As of March 31, 2006, $150,000 has been charged against additional paid-in capital against the $150,000 SEDA draws.

The Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise them in connection with the SEDA. For its services, Newbridge Securities Corporation received 18,182 shares of the Company’s common stock valued at $10,000 which was charged to operations in 2004.

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

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, the Company sold 1,454,691 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200. The remaining deferred equity offering costs at March 31, 2006 was $90,000 after offsetting against cumulative SEDA proceeds of $150,000.

Note 4 Due to related party - Officer

During the three months ended March 31, 2006, the Company received proceeds totaling $12,500 from an officer, which increased the shareholder loan to $19,072.

Note 5 Related Party Transactions

During the three months ended March 31, 2006, the Company received proceeds totaling $12,500 from an officer, which increased the shareholder loan to $19,072.

For the three months ended March 31, 2006, the company recorded officer’s compensation of $42,000. The compensation increased the balance of the accrued compensation liability to $310,200 at March 31, 2006.

Note 6 Stockholders’ Deficiency

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

On June 1, 2003, the Company issued 230,000 common shares for $0.01 per share pursuant to three separate one-year consulting agreements. For financial accounting purposes, the shares are considered fully vested and a measurement date was therefore obtained on June 1, 2003. The stock was valued on the measurement date at the quoted trading price of $0.80 per share resulting in a fair value of $184,000. Based on the one-year term of these consulting agreements, the Company recognized $107,333 of consulting expense for the year ended December 31, 2003 and deferred the remaining $76,667 at December 31, 2003 as a component of stockholders’ deficiency. For the year ended December 31, 2004, the Company recognized $76,667 as consulting expense.

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

Note 7 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company is inactive, has no revenues, has a working capital deficiency of $793,290, and a deficit accumulated during the development stage of $1,608,158 at March 31, 2006;, net loss during the three months ended March 31, 2006 of $259,692, and net cash used in operations of $25,776 for the three months ended March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. (See Notes 2 and 8)

Note 8 Subsequent Event

Effective April 10, 2006, based upon receipt of approval from a majority of the Company’s shareholders, the Company effected a 1 for 10 reverse stock split. All share and per share data in the accompanying Financial Statements retroactively reflect this reverse split.

The name of the Company was subsequently changed to YTXP Corporation.

On June 13, 2005, YTXP Corporation (f/k/a Stock Market Solutions, Inc.) (“SMS”) and its wholly-owned subsidiary, TP Acquisition Corp. had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Prototypes, Inc. (“TXP”) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the Merger Agreement, the principal requirement being the completion of the reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,054,400 shares, to SMS. TXP merged into TP Acquisition Corp. and the separate corporate existence of TP Acquisition Corp. ceased. TXP continued as the surviving corporation.

On April 26, 2006, the Certificate of Merger between TXP and TP Acquisition Corp. was filed with the Secretary of State of the State of Texas. The directors and officers of TXP will be appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the current President and CFO of TXP, respectively, will be appointed as directors and officers of SMS, and Richard Smitten shall resign as the Chief Executive Officer and sole director of SMS. The aforementioned management and board changes will take place 10 days after the mailing of the information statement on Schedule 14F to the shareholders of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the Merger Agreement on April 28, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

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

The primary methodology of the trading system is based on stock trader Jesse Livermore's methods and techniques that he developed in over forty-five years of trading the market as outlined in two books:
•	"How To Trade In Stocks" written by Jesse Livermore with additional material by Richard Smitten

•  "Jesse Livermore: World's Greatest Stock Market Trader" written by Richard Smitten.

Since our inception we have devoted our activities to the following:
•	Developing our business plan

•	Obtaining and developing necessary intellectual property

•	Raising capital

•	Establishing our website

•	Developing markets for the services we offer on our website

For the fiscal year ended December 31, 2005 and for the three month period ended March 31, 2006, by in large the Company was inactive.

Liquidity and Capital Resources

We are inactive, have no revenues, have a deficit accumulated during the development stage at March 31, 2006 of $1,608,158, net loss during the three months ended March 31, 2006 of $259,692, and net cash used in operations of $25,776 during the three months ending March 31, 2006. In addition, as of March 31, 2006, we had only $328 of cash available. Our cash resources of $328 are insufficient to satisfy our cash requirements over the next 12 months.

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

Under the terms of the SEDA, Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. As of March 31, 2006, we issued 1,454,691 common shares for draws against the line which was used to pay off the $150,000 note payable and accrued interest.

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

The Company determined that the call option is not a derivative in accordance with SFAS 133. The Company determined that the embedded conversion feature is a derivative under SFAS 133 and related interpretations due to the variable share quantity it is convertible into and due to the liquidated damages clause under the registration rights agreements. Accordingly, the conversion option has been segregated and recorded in 2004 as a derivative liability at its then fair value of $235,000. The fair value increased by $10,000 as of March 31, 2005 with no material change through December 31, 2005 as determined using a Black-Scholes option pricing model with the following assumptions: expected term of 1.25 years, volatility of 410%, expected dividends of zero and interest rate of 3.6%. The fair value increased by $170,400 in the three months ended March 31, 2006. The related debt discount of $235,000 is being amortized over the debt term of 3 years with amortization in 2004 of $42,528 and amortization of $78,234 in 2005 and amortization of $19,583 in the three months ended March 31, 2006.

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

In connection with the above transaction with Cornell, from February 9, 2005 to May 20, 2005, SMS sold 1,454,691 registered shares for $152,509 to the public (Cornell) in a no minimum public offering under a registration statement declared effective by the SEC in 2004. The $152,200 paid off the $150,000 note payable plus accrued interest of $2,200. The remaining deferred equity offering costs on March 31, 2006 was $90,000 after offsetting against cumulative SEDA proceeds of $150,000.

Effective April 10, 2006, based upon receipt of approval from a majority of the Company’s shareholders, the Company effected a 1 for 10 reverse stock split. All share and per share data in the accompanying Financial Statements retroactively reflect this reverse split.

The name of the Company was subsequently changed to YTXP Corporation.

On June 13, 2005, YTXP Corporation (f/k/a Stock Market Solutions, Inc.) (“SMS”) and its wholly-owned subsidiary, TP Acquisition Corp. had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Texas Prototypes, Inc. (“TXP”) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the Merger Agreement, the principal requirement being the completion of the reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into TP Acquisition Corp. and the separate corporate existence of TP Acquisition Corp. ceased. TXP continued as the surviving corporation.

On April 26, 2006, the Certificate of Merger between TXP and TP Acquisition Corp. was filed with the Secretary of State of the State of Texas. The directors and officers of TXP will be appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the current President and CFO of TXP, respectively, will be appointed as directors and officers of SMS, and Richard Smitten shall resign as the Chief Executive Officer and sole director of SMS. The aforementioned management and board changes will take place 10 days after the mailing of the information statement on Schedule 14F to the shareholders of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the Merger Agreement on April 28, 2006.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             None.

Item 3. Defaults upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

In connection with that certain Agreement and Plan of Merger which we entered into with T.P. Acquisition Corp., our wholly owned subsidiary, and Texas Prototypes, Inc. dated as of June 13, 2005, on March 31, 2006 we obtained a majority vote of our shareholders of record as of February 7, 2006 to effectuate the 1 for 10 reverse split of our outstanding shares of common stock. Out of an aggregate of 49,976,729 shares entitled to vote as of February 7, 2006, 45,250,950 shares voted in favor of the reverse stock split, 4,725,779 shares voted against and 0 shares abstained.

Item 5. Other Information.

             None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of May 2006.

YTXP CORPORATION

/s/ Michael Shores
Michael Shores
Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Accounting and Financial Officer)