Form 10QSB
period 2006-06-30
TXP CORP
filed 2006-08-08
CIK 1171749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

TXP CORPORATION
(F/K/A YTXP Corporation)
(Exact name of small business issuer as specified in its charter)

Nevada	88-0443110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Commerce Drive Richardson, Texas	75081
(Address of principal executive offices)	(Zip Code)

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of August 2, 2006 was 96,919,372 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TXP CORPORATION

June 30, 2006 FORM 10-QSB QUARTERLY REPORT

PART I

Item 1.  Financial Information

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	2006 (unaudited)	2005
ASSETS

Current assets
Cash	$205,000	$342,000
Accounts receivable, net of allowance of $7,400	1,248,000	695,000
Inventory	217,000	118,000
Other assets	111,000	79,000
Total current assets	1,781,000	1,234,000

Property and equipment, net	967,000	914,000
Deferred offering costs	697,000	688,000
Other assets	26,000	25,000

TOTAL ASSETS	$3,471,000	$2,861,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$237,000	$143,000
Current capital lease obligation	43,000	19,000
Line of credit	400,000	250,000
Accounts payable	506,000	477,000
Accrued expenses	323,000	174,000
Total current liabilities	1,509,000	1,063,000

Notes payable, net of current maturities	—	15,000

Capital lease obligation, net of current obligation	56,000	33,000
Convertible debentures, net unamortized discount of $2,106,000 and $163,000 as of June 30,2006 and December 31, 2005, respectively.	276,000	2,187,000

Derivative financial instruments	6,238,000	—

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	8,127,000	3,346,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 96,919,372 and 94,295,715 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.	97,000	94,000

Additional paid in capital	136,000	12,000
Retained earnings	(4,896,000)	(598,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(4,656,000)	(485,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,471,000	$2,861,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues
Prototyping and assembly	$1,383,000	$790,000	$2,255,000	$1,309,000
Material management services	557,000	656,000	1,187,000	1,248,000
Total Revenues	1,940,000	1,446,000	3,442,000	2,557,000

Cost of sales	1,172,000	934,000	2,215,000	1,707,000

Gross profit	768,000	512,000	1,227,000	850,000

Costs and expenses
Selling, general & administrative	725,000	540,000	1,317,000	1,169,000
Depreciation	22,000	15,000	42,000	26,000
Total costs and expenses	747,000	555,000	1,359,000	1,195,000

Operating income (loss)	21,000	(43,000)	(132,000)	(345,000)

Interest expense, net	(271,000)	(45,000)	(326,000)	(82,000)
Change in fair value of derivative
financial instruments	(4,323,000)	—	(4,323,000)	—
Gain on early extinguishment of debt	465,000	—	465,000	—
Gain on sale of fixed assets	—	—	18,000	—

Loss before income taxes	(4,108,000)	(88,000)	(4,298,000)	(427,000)

Deferred tax expense	—	—	—	—

Net loss	(4,108,000)	(88,000)	(4,298,000)	(427,000)

Foreign currency translation
adjustment	—	—	—	1,000

Comprehensive loss	$(4,108,000)	$(88,000)	$(4,298,000)	$(426,000)

Earnings per share basic and diluted	(.04)	(—)	(.05)	(—)

Weighted average shares outstanding:
basic and diluted	94,933,680	94,295,715	94,616,460	94,295,715

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005(unaudited)

	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,298,000)	$(427,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	123,000	102,000
Gain on sale of fixed assets	(18,000)	—
Amortization of discount on convertible notes	248,000	35,000
Gain on extinguishment of debt	(465,000)	—
Stock compensation	—	45,000
Changes in assets and liabilities:
Accounts receivable	(553,000)	(831,000)
Inventory	(99,000)	(3,557,000)
Other current assets	(32,000)	(86,000)
Deferred offering costs	(9,000)	(60,000)
Other assets	(1,000)	124,000
Accounts payable	29,000	2,656,000
Accrued expenses	17,000	86,000
Change in fair value of derivative financial instruments	4,323,000	—
Deferred revenue	—	1,501,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(735,000)	(412,000)

CASH FLOWS USED INVESTING ACTIVITIES
Capital expenditures	(155,000)	(340,000)
Proceeds from sale of fixed assets	60,000	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(95,000)	(340,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	480,000	485,000
Line of credit, net	150,000	—
Proceeds from notes payable	150,000	34,000
Repayment of notes payable and capital lease obligation	(87,000)	(74,000)

CASH FLOWS FROM FINANCING ACTIVITIES	693,000	445,000

Effect of currency translation on cash balances	—	1,000

NET DECREASE IN CASH	(137,000)	(306,000)

Cash, beginning of period	342,000	649,000

Cash, end of period	$205,000	$343,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
Six Months Ended June 30, 2006 and 2005 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES (unaudited):

	2006 (unaudited)	2005 (unaudited)
Cash

Interest paid	$21,000	$16,000

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$684,000	$—

Liabilities assumed upon merger	$744,000	$—

923,657 shares issued on conversion of debt	$145,000	$—

Property acquired under capital lease obligations	$63,000	$62,000

Modification of debt treated as extinguishment and new debt	$619,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Six Months Ending June 30, 2006 (unaudited)

	Common Stock		Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Total
	Shares	Amount

Balance, December 31, 2005	221,054,400	$221,000	$(115,000)	$(598,000)	$7,000	$(485,000)

Retroactive restatement due to recapitalization (See Note 3):

Exchange and cancellation of Texas Prototypes, Inc, shares	(221,054,400)	(221,000)	221,000	—	—	—

Issuance of YTXP shares to Texas Prototypes shareholders	89,298,042	89,000	(89,000)	—	—	—

Addition of YTXP shares	4,997,673	5,000	(5,000)	—	—	—

Balance, December 31, 2005 retroactively restated	94,295,715	$94,000	$12,000	$(598,000)	$7,000	$(485,000)

Liabilities assumed upon merger	—	—	(744,000)	—	—	(744,000)

Net Loss	—	—	—	(4,298,000)	—	(4,298,000)

Issuance of shares to extinguish debt	1,700,000	2,000	848,000	—	—	850,000

Shares issued in conversion of debentures	923,657	1,000	144,000	—	—	145,000

Unamortized debt discount charged to APIC on conversion of debentures	—	—	(124,000)	—	—	(124,000)

Balance, June 30, 2006	96,919,372	$97,000	$136,000	$(4,896,000)	$7,000	$(4,656,000)

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of TXP Corporation ("TXP") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes included in the 8-K/A filed May 4, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in the 8-K/A filed May 4, 2006, have been omitted.

NOTE 2 - ORGANIZATION

TXP specializes in quick-turn complex circuit card assemblies and optoelectronic prototyping, new product introduction, and pilot production of electronic assemblies for Technology Innovators and Original Equipment Manufacturers (OEM) and Contract Manufacturers (CM) in the United States of America. The company is located in a 31,000 square-foot high-tech facility, located in Richardson, Texas.

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The Corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the merger between YTXP and its wholly owned subsidiary was consummated with Texas Prototypes, Inc - a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc with Texas Prototypes, Inc treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company’s name was changed to TXP Corporation (See NOTE 3 Merger and Recapitalization).

NOTE 3 - ACCOUNTING POLICIES

Merger and Recapitalization

On June 14, 2005 Stock Market Solutions, Inc. and its wholly owned subsidiary entered into a definitive Agreement and Plan of Merger “Agreement” with Texas Prototypes, Inc.

On April 28, 2006, YTXP Corporation (f/k/a Stock Market Solutions, Inc.) issued 89,248,902 shares or 94.7% of the issued and outstanding shares to the shareholders of Texas Prototypes, Inc. and acquired all of the outstanding shares of Texas Prototypes, Inc. As contemplated with the agreement and concurrent with closing of the transaction, all directors and officers of YTXP resigned and were replaced by appointees of the current shareholders of YTXP. A change of control was deemed to have occurred as a result of the merger. For accounting purposes, the acquisition has been treated as recapitalization of Texas Prototypes, Inc. with Texas Prototypes, Inc. as the acquirer and as the continuing reporting entity. Accordingly, financial statements filed for post-merger periods will depict the acquisition of YTXP by the accounting acquirer and will include financial statements of the accounting acquirer for the pre-merger comparable periods. As of April 28, 2006, the Company completed a recapitalization transaction which resulted in new common shares outstanding of 94,295,715, after giving effect of cancellation of shares in the transaction and reissuance per the related merger agreement. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes.

After closing the Merger on April 28, 2006, the YTXP began operating a business model focused solely on the pre-manufacturing services segment of the electronics industry supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. YTXP has ceased all pre-merger operations. In June of 2006, the articles of incorporation were amended and the name of the Company was changed to TXP Corporation.

Consolidation

As of June 30, 2006, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

Basis of Accounting

TXP maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Foreign Currency Translation

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, TXP's investment in TXP- Asia translates all assets and liabilities at the respective period-end currency exchange rates and revenues and expenses at an average currency exchange rate for the period. The resulting translation adjustments are accumulated as a separate component of shareholders' equity.

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At June 30, 2006 and December 31, 2005, the cash balance exceeded the insured limits by $105,000 and $242,000, respectively.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by using the average cost method. Inventory consists primarily of direct raw material costs related to customer prototyping and assembly projects. In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. As of January 1, 2006, the Company adopted SFAS 151. The adoption did not have a material impact on the Company's consolidated financial condition and results of operations.

Deferred Offering Costs

Deferred Offering Costs are costs incurred by TXP related to entering into the $15,000,000 Standby Equity Distribution Agreement (See Note 8 of Financial Statements). These costs consist of related legal, accounting, and commitment fees and will be netted ratably with the proceeds from the issuance and sale of common stock under the Standby Equity Distribution Agreement. In the event, TXP does not issue and sell the entire amount of $15,000,000 of common stock under the stock equity distribution by the end of the two-year term, the remaining deferred offering cost will be expensed.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to seven years.

Accounting for Convertible Debentures, Warrants and Derivative Instruments

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

We use the Black Scholes Pricing Model to determine fair values of our derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock. As a result, the TXP’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

We have penalty provisions in the registration rights agreements of our debentures and warrants that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debentures. The Company obtained a waiver from Cornell Capital extending the deadline for filing of the registration statement until August 31, 2006.

EITF 05-04, which has not been adopted, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” is pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. In March 2006, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 until Q2 2006. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

Revenue Recognition

Revenues are derived from the following sources:

—	Prototyping and assembly services
—	Prototyping -Photonics/Optoelectronics services
—	Material supply chain management services
—	Turn-key solution
—	consists of material supply chain management services and one of the other services listed above.

The following is a description of each revenue source and our revenue recognition policy for each source:

Prototyping and assembly services typically consist of assembling and designing surface mount technology and other build-to-order products to the customer provided design specifications. These services are priced based on the complexity, time-to turn and unit volume of the customer project. The majority of our prototyping and assembly services projects are completed in less than three weeks. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Prototyping -Photonics/Optoelectronics services typically consists of assembling and designing optical and optical related products to the customer provided design specifications. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Material supply chain management services consists of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. Material supply chain management services are priced at the cost of the material plus 5% to 25%. The pricing is solely dependent on the complexity and volume of the services performed. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.
Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No.  123(R), “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of June 30, 2006, no stock options or common stock have been issued to employees, directors or consultants under this plan.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and warrants (using the “treasury stock” method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of June 30, 2006, (a) a total of 3,700,000 outstanding common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive. As of December 31, 2005, the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 4 - RELATED PARTY TRANSACTIONS

TXP leases operating equipment from the majority shareholder for $180,000 per year. The lease was renewed under the same payment terms in May of 2005 for a 2-year term through April of 2007. For the six months ending June 30, 2006 and for the twelve months ending December 2005, TXP paid the majority shareholder $105,000 and $180,000, respectively. Included in other current assets at June 30, 2005 is $15,000 which represents one month lease pre-payment made to the majority shareholder in June of 2006.

In September 2004, TXP invested in TXP-Asia, which is located in Gwangju City, South Korea by transferring $50,000 to a South Korean bank account. The investment was used to fund certain costs and expenses while TXP-Asia evaluates plans to co-locate within KOPTI (Korean Photonics Institute) and use its existing business model to penetrate the Asian Photonics market. The ownership of TXP-Asia is 100% owned by the majority shareholder of TXP, Inc. The majority shareholder will contribute his ownership of TXP-Asia when he is legally allowed by South Korean law. During December of 2005 TXP-Asia transferred $14,000 to the majority shareholder and effectively closed the South Korean bank account. Included within other currents assets as of December 31, 2005 is a receivable from the majority shareholder for the amount of transferred funds. In Q1 2006, the majority shareholder paid the receivable in full. TXP-Asia will continue to evaluate plans to co-locate within KOPTI (Korean Photonics Institute) and use its existing business model to penetrate the Asian Photonics market.

In Q4 2005, the majority shareholder purchased two company owned vehicles for $48,000 by arranging to pay-off the loans on both vehicles. The purchase price approximated the fair values of the vehicles in aggregate. The company realized an accounting loss on the sale of $14,000.

In Q2 2006, the majority shareholder loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The balance on the note at June 30, 2006 was $150,000.

The majority shareholder has provided his personal guarantee on all of the Company’s notes payables, line of credit, and capital leases.

NOTE 5 - LINE OF CREDIT

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the company. The majority shareholder has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of June 30, 2006 and December 31, 2005. The revolving line credit also has financial and non-financial covenants. At June 30, 2006, the Company was in default due to failure to maintain certain covenants as provided for in the loan agreement. However, the lending institution subsequently waived non-compliance of the covenants. The balance outstanding on the note at June 30, 2006 and December 31, 2005 was $400,000 and $250,000 respectively.

NOTE 6 - NOTES PAYABLE

On March 15, 2004 TXP entered into a standard bank loan agreement for $45,000 to purchase equipment. The note has a three-year term with a variable interest rate of prime plus 2%. The note is secured by the equipment. The majority shareholder has provided his personal guarantee on this loan (See NOTE 4). Monthly payments of $1,400 began May 15, 2004. The balance outstanding on the note at June 30, 2006 was $13,000.

TXP entered into a financing agreement to purchase an automobile at the end of fiscal year 2003 for $10,000 with interest rate of 6%. The note is secured by the vehicle. The majority shareholder has provided his personal guarantee on this loan (See NOTE 4). The term of the financing agreement is 36 months, expiring in fiscal year 2006. The balance outstanding on the note at June 30, 2006 was $1,000.

In December 2003 TXP entered into a standard bank loan agreement for $350,000 to purchase equipment. The note has a three-year term with a 6.5% interest rate and is secured by accounts receivable and equipment. The majority shareholder has provided his personal guarantee on this loan (See NOTE 4). Monthly payments for this note are $11,000 and began February 18, 2004. The balance outstanding on the note at June 30, 2006 was $73,000.

In May of 2006, TXP entered into a loan agreement with the majority shareholder for $150,000 (See Note 4). The note has a one year term with a 10% interest rate and is unsecured. Principal and interest are due at maturity. The balance outstanding on this note at June 30, 2006 was $150,000.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at June 30, 2006 was $43,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at June 30, 2006 was $23,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder has provided his personal guarantee on this lease (See NOTE 4).Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at June 30, 2006 was $33,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of June 30, 2006:

Year	Amount
07/01/06 - 12/31/06	$26,000
01/01/07 - 12/31/07	52,000
01/01/08 - 12/31/08	32,000
01/01/10 - 12/31/10	3,000
Total Minimum Lease Payments	113,000

Less Amounts Representing Interest	14,000
Present Value of Minimum Lease Payments	$99,000

NOTE 8 - STANDBY EQUITY DISTRIBUTION AGREEMENT

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell Common Stock to Cornell Capital Partners ("Cornell") for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and the authorization for quotation on the National Association of Securities Dealers OTC Bulletin Board is obtained and TXP is within the commitment period as defined under the terms of the agreement. The commitment period shall mean the period commencing on the earlier to occur of the effective date, or such earlier date as TXP and the Investor may mutually agree in writing, and expiring on the earliest to occur of the date on which the Investor shall have made payment of Advances pursuant to this agreement in the aggregate amount of Fifteen Million Dollars ($15,000,000), or the date occurring twenty-four (24) months after the Effective Date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to five percent (5%) of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

The Securities and Exchange Commission will not allow registration of its shares as required by Cornell Capital under the Standby Equity Distribution Agreement until such time as the convertible debentures (See Note 9) have been repaid or are revised to have a fixed conversion price rather than a floating conversion price based upon the market price of the TXP common stock.

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, the company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the company. The deferred offering cost will be netted ratably with the proceeds from the issuance and sale of common stock under the Standby Equity Distribution Agreement. In the event TXP does not issue and sell the entire amount of $15,000,000 of common stock under the stock equity distribution by the end of the two-year term the remaining deferred offering cost will be expensed.

NOTE 9 - CONVERTIBLE DEBENTURES

August 2005 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc entered into Securities Purchase agreements with Cornell and Mobilepro Corp. for a secured convertible debenture of $1,400,000 ($700,000 to each) bearing interest at five percent (5%). These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. If TXP uses this option they must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debenture was assumed by TXP Corporation upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per shares (“Fixed Price”). Second, the debentures are convertible at an amount equal to eighty percent (80%) of the volume weighted average price of TXP' common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc including the secured debenture, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. Certain conversion options were then deemed to be financial derivatives under SFAS 133 and EITF 00-19. The derivatives were bifurcated and recorded at fair value and is reflected on the Company’s balance sheet at June 30, 2006. The derivatives are adjusted to fair value at each reporting period.

In June of 2006, the company issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

This convertible debenture was originally discounted by $200,000 which were fees paid to the lenders and further discounted by $1,200,000 upon bifurcation and recording at fair value certain financial derivative instruments embedded within the note in Q2 2006. The discount is being amortized over the life of the notes of three years. At June 30, the convertible debenture had balance of $245,000 net $1,010,000 of unamortized discount. As of June 30, 2006, approximately $128,000 of interest has been accrued.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000. The company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.60 and $0.75 per share, respectively. The warrants expire five years from the date of issuance.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and the company is not required to make any payments until the maturity Date. The debentures are convertible at any time into shares of common stock of the company at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by the company, the holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50. The convertible debentures are secured by substantially all the company’s assets. At June 30, the convertible debenture had balance of $15,000 net $535,000 of unamortized discount. As of June 30, 2006, approximately $4,000 of interest has been accrued.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. At June 30, the amended and restated convertible debenture had balance of $16,000 net $561,000 of unamortized discount. As of June 30, 2006, approximately $4,000 of interest has been accrued.

The company accounted for the embedded conversion features within the debentures and freestanding warrants discussed above pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

Registration Rights Agreement

In connection with the all of the above secured convertible debenture and warrants, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company obtained a waiver from Cornell Capital extending the deadline for filing of the registration statement until August 31, 2006.

NOTE 10 - COMMON STOCK

On April 28, 2006, the Company completed a recapitalization transaction which resulted in new common shares outstanding of 94,295,715, after giving effect of cancellation of shares in the transaction and reissuance per the related merger agreement. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes.

In June of 2006, the Company issued an aggregate of 1,700,000 shares of its Common Stock to Cornell in consideration for the cancellation of the convertible debenture issued by the Company dated June 14, 2004 in the amount of $240,000 issued in connection with the Standby Equity Distribution Agreement dated June 14, 2004 and the cancellation of the convertible debenture issued by TXP dated August 25, 2004 in the amount of $400,000 issued in connection with the Standby Equity Distribution Agreement dated August 25, 2004. The combined carrying value of the debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. The company realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In June of 2006, the company issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of convertible debentures. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

In June of 2006, the company amended its articles of incorporation and increased the authorized shares from 100,000,000 to 300,000,000.

NOTE 11 - COMMITMENTS

TXP executed a new lease with its landlord in December 2004. The new lease began March 15, 2005 and will last for five years. The lease required a deposit in the amount of $13,000. The annual rent payments increase each year as outlined below:

Year	Amount
07/01/06 - 12/31/06	$99,000
01/01/07 - 12/31/07	202,000
01/01/08 - 12/31/08	207,000
01/01/09 - 12/31/09	211,000
01/01/10 - 12/31/10	43,000
Total	$762,000

Rent expense for the six months ending June 30, 2006 amounted to $99,000.

NOTE 12 - MAJOR CUSTOMERS

During the six months ended June 30, 2006 and 2005, TXP’s 5 largest customers accounted for 63% and 68% of net sales, respectively.

NOTE 13 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of June 30, 2006, no stock options or common stock have been issued to employees, directors or consultants under this plan.

NOTE 14 - SUBSEQUENT EVENTS - ENTRY INTO MATERIAL AGREEMENTS

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by the Company’s Chief Executive Officer. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.50 per share. As additional consideration of the Investor’s agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender.

In addition, the Agreement provides for the filing of a registration statement (the “Registration Statement”) by the Company with the Securities and Exchange Commission registering the common stock issuable upon exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon exercise of the Warrants have been sold.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor is an accredited investor, the Investor had access to information about the Company and his investment, the Investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

In addition, on July 28, 2006 the Company entered into an Asset Purchase Agreement with the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which the Company sold the assets (the Assets”) of the Company’s predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the Assets, Mr. Smitten agreed to forgive the repayment of a certain debt that the Company owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

TXP

Overview

TXP specializes in quick-turn complex circuit card assemblies and optoelectronic prototyping, new product introduction, and pilot production of electronic assemblies for Technology Innovators and Original Equipment Manufacturers (OEM) and Contract Manufacturers (CM) in the United States of America. The company is located in a 31,000 square-foot high-tech facility, located in Richardson, Texas.

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the merger between YTXP and its wholly owned subsidiary was consummated with Texas Prototypes, Inc - a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc with Texas Prototypes, Inc treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company’s name was changed to TXP Corporation (See NOTE 3 Merger and Recapitalization).

Critical Accounting Policies

TXP's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. TXP evaluates its estimates and assumptions on an ongoing basis. TXP actual results may differ from these estimates under different assumptions or conditions.

TXP's significant accounting policies are described in Note 1 of the notes to our consolidated financial statements located in this 10QSB filing. The following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies TXP believes are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Revenues are derived from the following sources:

—	Prototyping and assembly services
—	Prototyping -Photonics/Optoelectronics services
—	Material supply chain management services
—	Turn-key solution
—	consists of material supply chain management services and one of the other services listed above.

The following is a description of each revenue source and our revenue recognition policy for each source:

Prototyping and assembly services typically consist of assembling and designing surface mount technology and other build-to-order products to the customer provided design specifications. These services are priced based on the complexity, time-to turn and unit volume of the customer project. The majority of our prototyping and assembly services projects are completed in less than three weeks. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Prototyping -Photonics/Optoelectronics services typically consists of assembling and designing optical and optical related products to the customer provided design specifications. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Material supply chain management services consists of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. Material supply chain management services are priced at the cost of the material plus 5% to 25%. The pricing is solely dependent on the complexity and volume of the services performed. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.

Allowance for Doubtful Accounts

TXP's allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The company specifically analyzes individual customer balances in trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over estimated useful lives, which are generally three to seven years.

RESULTS OF OPERATIONS

COMPARISON OF THE 3 MONTHS ENDED JUNE 30, 2006 ("2006") TO THE 3 MONTHS ENDED JUNE 30, 2005 ("2005")

Revenues

TXP currently derives almost all of our revenue from our prototyping and assembly and material supply chain management services. Prototyping and assembly services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are generally priced at the cost of the material plus 5% to 25%. Revenues increased 34% from $1,446,000 in 2005 to $1,940,000 in 2006 or by $494,000. Material supply chain management services decreased 15% from $656,000 in 2005 to $557,000 in 2006. Prototyping and assembly services increased 75% from $790,000 in 2005 to $1,383,000 in 2006. In 2006, TXP had sales of $520,000 to several new customers related to build-to-order tele-communications product assemblies. The additional increase in revenues is attributed to an increasing customer base and continued demand from existing customers. TXP expanded its customer base from 63 in 2005 to 93 in 2006 and had current active customers for the quarter of 28 and 33 for 2005 and 2006, respectively. TXP's top five customers accounted for 80% of revenue in 2005 and 63% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $934,000 in 2005 to $1,172,000 in 2006 or $238,000. Direct material costs related to supply chain management and assembly services increased from $686,000 in 2005 to $790,000 in 2006 or $104,000. Manufacturing overhead and labor cost increased from 132,000 in 2005 to 267,000 in 2006 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Contract labor directly attributable to prototyping and assembly increased by $28,000 compared to 2005.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Margins on prototyping services can range from 40% to 85% while margins on material supply chain management services can range from 5% to 25%.

Gross profit increased from $512,000 in 2005 to $767,000 in 2006. Revenues increased by $494,000 compared to 2005. During the same period the gross margin percentage increased from 35% in 2005 to 39% in 2006 due to a positive change in revenue mix.

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, Internet costs, and other administrative expenses. SG&A expenses increased by $185,000 from $540,000 in 2005 to $725,000 in 2006. In 2006, TXP incurred approximately $52,000 in legal, accounting and other professional fees related to the merger between YTXP and its wholly owned subsidiary and Texas Prototypes, Inc. Personnel costs increased as costs increased from $366,000 in 2005 to $506,000 in 2006 or by $140,000. TXP created and filled several new positions including three Vice Presidents, Chief Technology Officer and an administrative clerical position subsequent to June 2005. Certain personnel received raises from the prior year. Rent and utilities decreased $29,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and marketing increased $13,000 due to efforts to increase our product and service awareness and additional travel and expenses related sales calls to customers.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $15,000 in 2005 to $22,000 in 2006. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $45,000 in 2005 to $271,000 in 2006 or by $226,000. Approximately $208,000 of the increase relates to additional amortization of note discounts on our secured convertible debentures issued to Cornell Capital. Additionally, TXP had additional interest expense of $11,000 in 2006 on the $550,000 convertible debenture issued to Cornell in June of 2005 which was subsequently amended in June of 2006. The remaining increase in interest expense relates to increases on the outstanding balances of our line credit and capital lease obligations from 2005 to 2006.

Change in Fair Value of Derivative Financial Instruments

Change in fair value of derivative financial instruments increased from $0 in 2005 to $4,323,000 in 2006. The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt increased from $0 in 2005 to $465,000 in 2006. In June of 2006, the company issued 1,700,000 shares of common stock in the exchange for full settlement of a $400,000 compensation debenture and another $240,000 convertible debenture. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. The Company realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture that consolidated all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification.

COMPARISON OF THE 6 MONTHS ENDED JUNE 30, 2006 ("2006") TO THE 6 MONTHS ENDED JUNE 30, 2005 ("2005")

Revenues

TXP currently derives almost all of our revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are priced at the cost of the material plus 5% to 25%. Total revenues increased 35% from $2,557,000 in 2005 to $3,442,000 in 2006 or by $885,000. Material supply chain management services decreased 5% from $1,248,000 in 2005 to $1,187,000 in 2006. Prototyping and assembly services increased 72% from $1,309,000 in 2005 to $2,255,000 in 2006 or $946,000. In 2006, TXP had sales of $672,000 to several new customers related to build-to-order tele-communications product assemblies. The remaining increase in revenues is attributed to an increasing customer base and continued demand from existing customers. TXP had no Photonics Prototyping revenues in 2005 or in 2006. The company continues to offer photonics prototyping services to customers. TXP expanded its customer base from 63 in 2005 to 93 in 2006 and had current active customers for the six months of 32 and 44 for 2005 and 2006, respectively. TXP's top five customers accounted for 68% of revenue in 2005 and 63% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $1,707,000 in 2005 to $2,215,000 in 2006 or $508,000. Direct material costs and production supplies increased from $1,227,000 in 2005 to $1,431,000 in 2006 or $204,000. Manufacturing overhead and labor cost increased from $264,000 in 2005 to $535,000 or $271,000 in 2006 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Contract labor directly attributable to prototyping and assembly increased by $76,000 compared to 2005. Depreciation on equipment increased by $5,000 compared to 2005 in line with capital expenditures.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Margins on prototyping services can range from 40% to 85% while margins on material supply chain management services can range from 5% to 25%.

Gross profit increased from $850,000 in 2005 to $1,227,000 in 2006 or 377,000. Revenues increased for the same period by $885,000. During the same period the gross margin increased from 33% in 2005 to 36% in 2006 due to a positive change in revenue mix

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SG&A expenses increased by $148,000 from $1,169,000 in 2005 to $1,317,000 in 2006. In 2006, the TXP incurred approximately $52,000 in legal, accounting and other professional fees related to the merger between YTXP and its wholly owned subsidiary and Texas Prototypes, Inc. Personnel costs increased as costs increased from $723,000 in 2005 to $971,000 in 2006 or by $248,000. TXP created and filled several new positions including three Vice Presidents, Chief Technology Officer and an administrative clerical position subsequent to June 2005. Certain personnel have received raises from the prior year. Rent and utilities decreased $44,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and Marketing decreased $71,000 due to cost incurred in 2005 related to a trade show that the Company did not participate in 2006. TXP also incurred one-time moving fees of $11,000 in Q1 2005 in connection with the new lease.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $26,000 in 2005 to $42,000 in 2006. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $82,000 in 2005 to $326,000 in 2006 or by $244,000. Approximately $212,000 of the increase relates to additional amortization of note discounts on our secured convertible debentures issued to Cornell Capital. Additionally, TXP had additional interest expense of $18,000 in 2006 on the $550,000 convertible debenture issued to Cornell in June of 2005 which was subsequently amended in June of 2006. The remaining increase in interest expense relates to increases on the outstanding balances of our line credit and capital lease obligations from 2005 to 2006.

Change in Fair Value of Derivative Financial Instruments

Change in fair value of derivative financial instruments increased from $0 in 2005 to $4,323,000 in 2006. The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt increased from $0 in 2005 to $465,000 in 2006. In June of 2006, the company issued 1,700,000 shares of common stock in the exchange for full settlement this $400,000 compensation debenture and another $240,000 convertible debenture. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. The company realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture that consolidated all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification.

Liquidity and Capital Resources

TXP's principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2006, TXP had cash and cash equivalents of $205,000.

During 2006, TXP used $735,000 in operating activities compared to using $412,000 during 2005. Cash used in operating activities during 2006 reflects $4,298,000 in net loss, $123,000 in depreciation, $248,000 in debt discount amortization, $465,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, and $4,323,000 in change in fair value of derivative financial instruments. Accounts receivable, inventory, other current assets, deferred offering costs, and other assets increased by $553,000, $99,000, $32,000, $9,000 and $1,000 respectively decreasing working capital. The Company obtained cash for working capital changes consisting of increases in accounts payable and accrued expenses of $29,000 and $17,000, respectively.

Cash used in operating activities during 2005 reflects $427,000 in net loss, $102,000 of depreciation and amortization, $45,000 in stock compensation, and amortization of debt discount of $35,000. Accounts receivable, inventory, other current assets and deferred offering costs increased by $831,000, $3,557,000, $86,000 and $60,000, respectively decreasing working capital. The Company obtained net cash from working capital changes of $4,367,000 consisting of increases in accounts payable, accrued expenses, and deferred revenue of $2,656,000, 86,000 and $1,501,000 respectively as well as a decrease in other assets of $124,000.

During 2006, TXP used $95,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $155,000 net of $60,000 in proceeds received from the sale of fixed assets.

During 2005, TXP used $340,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

During 2006, financing activities provided net cash of $693,000 as the result of issuances of $550,000 in convertible debentures to Cornell Capital partially offset by fees paid of $65,000 to secure the transaction as well as proceeds from an unsecured note payable from the majority shareholder for $150,000 and a draw down on our line of credit for $150,000. Total repayments on debt amounted to $87,000.

During 2005, financing activities provided $445,000 the result of issuing a $550,000 convertible debenture to Cornell Capital net discounts of $70,000. TXP received cash proceeds of $34,000 from a note payable to a financial institution. Total repayments on debt amounted to $74,000.

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell Common Stock to Cornell Capital Partners ("Cornell") for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and the authorization for quotation on the National Association of Securities Dealers OTC Bulletin Board is obtained and TXP is within the commitment period as defined under the terms of the agreement. The commitment period shall mean the period commencing on the earlier to occur of the effective date, or such earlier date as TXP and the Investor may mutually agree in writing, and expiring on the earliest to occur of the date on which the Investor shall have made payment of Advances pursuant to this agreement in the aggregate amount of Fifteen Million Dollars ($15,000,000), or the date occurring twenty-four (24) months after the Effective Date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to five percent (5%) of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

The Securities and Exchange Commission will not allow registration of its shares as required by Cornell Capital under the Standby Equity Distribution Agreement until such time as the convertible debentures (See Note 9) have been repaid or are revised to have a fixed conversion price rather than a floating conversion price based upon the market price of the TXP common stock.

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, the company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the company. The deferred offering cost will be netted ratably with the proceeds from the issuance and sale of common stock under the Standby Equity Distribution Agreement. In the event TXP does not issue and sell the entire amount of $15,000,000 of common stock under the stock equity distribution by the end of the two-year term the remaining deferred offering cost will be expensed.

August 2005 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc entered into Securities Purchase agreements with Cornell and Mobilepro Corp. for a secured convertible debenture of $1,400,000 ($700,000 to each) bearing interest at five percent (5%). These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. If TXP uses this option they must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debenture was assumed by TXP Corporation upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per shares (“Fixed Price”). Second, the debentures are convertible at an amount equal to eighty percent (80%) of the volume weighted average price of TXP' common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc including the secured debenture, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. Certain conversion options were then deemed to be financial derivatives under SFAS 133 and EITF 00-19. The derivatives were bifurcated and recorded at fair value and is reflected on the Company’s balance sheet at June 30, 2006. The derivatives are adjusted to fair value at each reporting period.

In June of 2006, the company issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

This convertible debenture was originally discounted by $200,000 which were fees paid to the lenders and further discounted by $1,200,000 upon bifurcation and recording at fair value certain financial derivative instruments embedded within the note in Q2 2006. The discount is being amortized over the life of the notes of three years. At June 30, the convertible debenture had balance of $245,000 net $1,010,000 of unamortized discount. As of June 30, 2006, approximately $128,000 of interest has been accrued

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000. The company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.60 and $0.75 per share, respectively. The warrants expire five years from the date of issuance.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and the company is not required to make any payments until the maturity Date. The debentures are convertible at any time into shares of common stock of the company at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by the company, the holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50. The convertible debentures are secured by substantially all the company’s assets. At June 30, the convertible debenture had balance of $15,000 net $535,000 of unamortized discount. As of June 30, 2006, approximately $4,000 of interest has been accrued.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. At June 30, the amended and restated convertible debenture had balance of $16,000 net $561,000 of unamortized discount. As of June 30, 2006, approximately $4,000 of interest has been accrued.

The company accounted for the embedded conversion features within the debentures and freestanding warrants discussed above pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

Registration Rights Agreement

In connection with the all of the above secured convertible debenture and warrants, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company obtained a waiver from Cornell Capital extending the deadline for filing of the registration statement until August 31, 2006.

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the company. The majority shareholder has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of June 30, 2006 and December 31, 2005. The revolving line credit also has financial and non-financial covenants. At June 30, 2006, the Company was in default due to failure to maintain certain covenants as provided for in the loan agreement. However, the lending institution subsequently waived non-compliance of the covenants. The balance outstanding on the note at June 30, 2006 and December 31, 2005 was $400,000 and $250,000 respectively.

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by the Company’s Chief Executive Officer. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.50 per share. As additional consideration of the Investor’s agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP plans to finalize the loan facility with the First Bank of Canyon Creek in early Q3 2006.

Except for the financing agreements with Cornell Capital discussed above, existing financing arrangements, borrowing capacity created by the investor agreeing to pledge collateral, and revenue generated through its operations, TXP has no other significant sources of working capital or cash commitments. In addition, the Securities and Exchange Commission will not allow registration of its shares as required by Cornell Capital under the Standby Equity Distribution Agreement until such time as the convertible debentures have been repaid or are revised to have a fixed conversion price rather than a floating conversion price based upon the market price of the TXP common stock. Accordingly, TXP cannot rely upon access to the $15,000,000 standby equity distribution agreement until either of those events occur and there is no assurance that these events will occur. See "Risk Factors." Further no assurance can be given that TXP will raise sufficient funds from such financing arrangements, or that TXP will ever produce sufficient revenues to expand its operations to a desirable level, or that a market will develop for its common stock upon which a significant amount of TXP's financing is dependent.

Management believes that the financing arrangements in place or those that will be in place are sufficient to satisfy TXP's cash requirements for the next twelve months. Management is not depending upon the Standby Equity Distribution Agreement to meet its cash requirements for the next twelve months. If TXP is unable to recognize sufficient proceeds from these arrangements, management believes that TXP can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Risk Factors

In evaluating our business, prospective investors and shareholders should carefully consider the risks factors, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

TXP IS SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, ITS BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED.

TXP IS AN EARLY-STAGE COMPANY WITH A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE ITS CURRENT BUSINESS AND FUTURE PROSPECTS.

TXP has only a limited operating history upon which to base an evaluation of its current business and future prospects. It was founded in March 2002 and began selling its services that same month. TXP's limited operating history makes an evaluation of TXP's business and prospects very difficult. These risks and difficulties include, but are not limited to, the following:

•	TXP's new business and technology models;

•	a limited number of service offerings and risks associated with developing new service offerings;

•	the difficulties TXP faces in managing rapid growth in personnel and operations;

•	the negative impact on TXP's brand, reputation or trustworthiness caused by any significant unavailability of its service;

•	the failure to perform TXP's service at its customers expectations including quick turnaround and product quality;

•	the timing and success of new service introductions and new technologies by TXP's competitors; and

•	TXP's ability to build brand awareness in a highly fragmented market

TXP may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm its business and cause its operating results to suffer.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF TXP'S NET SALES, ITS NET SALES COULD DECLINE SIGNIFICANTLY IF IT LOSES A MAJOR CUSTOMER OR IF A MAJOR CUSTOMER ORDERS FEWER OF TXP'S SERVICES OR CANCELS OR DELAYS ORDERS.

Historically, TXP has derived a significant portion of its net sales from a limited number of customers. Its top five customers, which may vary from year to year, represented 80% and 73% of TXP's net sales in fiscal 2004 and 2005, respectively and 63% for the six months ending June 30, 2006. It expects to continue to depend upon a small number of customers for a significant portion of its net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce its net sales.

BECAUSE TXP GENERALLY DOES NOT HAVE LONG-TERM CONTRACTS WITH ITS CUSTOMERS, IT IS SUBJECT TO UNCERTAINTIES AND VARIABILITY IN DEMAND BY TXP'S CUSTOMERS, WHICH COULD DECREASE NET SALES AND NEGATIVELY AFFECT ITS OPERATING RESULTS.

As is common in TXP's industry, it generally does not have long-term contracts with its customers, and, consequently, TXP's net sales are subject to short-term variability in demand by its customers. Customers have no obligation to order from TXP and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by its customers vary due to:

•	fluctuation in demand for its customers' products;

•	changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of prototyping contract manufacturers used;

•	customers' inventory management; and

•	changes in new product introductions.

TXP has experienced terminations, reductions and delays in its customers' orders. Further terminations, reductions or delays in its customers' orders could lower its production asset utilization, which would lower its gross margins, decrease its net sales and negatively affect its business.

BECAUSE TXP HAS ONLY ONE FACILITY, IT COULD BE HARMED BY ADVERSE WEATHER OR OPERATING CONDITIONS.

TXP's only facility is located in Richardson, Texas. Its inability to continue production at this facility as a result of weather conditions, or a prolonged power shortage, fire or other natural disaster, could prevent it from supplying products to its customers, and could harm its business, results of operations and financial condition.

PRODUCTS TXP ASSEMBLES MAY CONTAIN DEFECTS, WHICH COULD RESULT IN REDUCED DEMAND FOR ITS SERVICES AND LIABILITY CLAIMS AGAINST IT.

TXP assembles highly complex products to its customers' specifications. These products may contain assembly errors or failures despite its quality control and quality assurance efforts. Defects in the products it assembles, whether caused by a design, assembly or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, TXP's business reputation may be impaired. Since its products are used in products that are integral to its customers' businesses, errors, defects or other performance problems could result in financial or other damages to TXP's customers beyond the cost of the printed circuit board, for which it may be liable. Although sales arrangements generally contain provisions designed to limit its exposure to liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Liability litigation against TXP, even if it were unsuccessful, would be time consuming and costly to defend.

TXP IS EXPOSED TO THE CREDIT RISK OF SOME OF ITS CUSTOMERS AND AS A RESULT OF A CONCENTRATION OF ITS CUSTOMER BASE.

Most of TXP's sales are on an "open credit" basis, with standard industry payment terms. It monitors individual customer payment capability in granting open credit arrangements, seeks to limit open credit to amounts management believes the customers can pay, and maintains reserves it believes are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the global economy and the electronics industry, TXP's exposure to credit risks from its customers increases. Although it has programs in place to monitor and mitigate the associated risk, those programs may not be effective in reducing TXP's credit risks.

Five companies represented approximately 67% of TXP's net trade accounts receivable at June 30, 2006, with individual percentages for those companies ranging from 7% to 27%. Its OEM customers direct their sales to a relatively limited number of EMS providers. TXP's management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes TXP to increased credit risks. If one or more of TXP's significant customers were to become insolvent or were otherwise unable to pay it, its results of operations would be harmed.

TXP DEPENDS ON INDUSTRIES THAT CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

Factors affecting these industries in general could seriously harm TXP's customers and, as a result, TXP. These factors include:

•	slower changes in technology, which result in longer product life cycles;

•	lack of competitive pressure on its customers to develop new products;

•	the inability of its customers to successfully develop new product innovations, and the failure of these innovations to gain widespread market acceptance for commercialization; and

•	maturation of the technology markets served by its customers or market periods characterized by a lack of disruptions in the enabling technology.

IF TXP CANNOT DELIVER THE CUSTOMIZED COMPLEX PRODUCTS IN THE TIME DEMANDED BY ITS CUSTOMERS, IT WILL BE UNABLE TO ATTRACT NEW CUSTOMERS.

TXP's future success depends upon its ability to respond quickly to the needs of its customers and to analyze and advise regarding the best design of complex products in a quick and cost efficient manner.

IN THE PAST, TXP'S CUSTOMERS HAVE CANCELED THEIR ORDERS, CHANGED PRE-PRODUCTION QUANTITIES OR LOCATIONS OR DELAYED PRE-PRODUCTION AND NEW PRODUCT DESIGN CYCLES, AND MAY DO SO AGAIN IN THE FUTURE.

As a provider of electronic pre-manufacturing services, TXP must provide increasingly rapid product turnaround for its customers. It generally does not obtain firm, long-term purchase commitments from its customers, and TXP often experiences reduced lead-times in customer orders. Customers cancel their orders, change pre-production quantities, and delay pre-production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of TXP's customers delaying prototyping of products that it is to assemble in a period, causing a delay in repayment of its expenditures for inventory in preparation for customer orders and lower asset utilization, resulting in lower gross margins.

In addition, management makes significant decisions, including determining the levels of business that it seeks and accepts, production schedules, component procurement commitments, personnel needs and other resource requirements, based on its estimates of customer requirements. The short-term nature of TXP's customers' commitments and rapid changes in demand for their products reduces TXP's ability to estimate accurately future customer requirements. This makes it difficult to schedule prototyping production and maximize utilization of its operating capacity. It may be forced to increase staffing, increase capacity and incur other expenses to meet the anticipated demand of TXP's customers, which may cause reductions in its gross margins if customer orders are cancelled. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for its customers' products. On occasion, customers may require increases in production development services, which strain TXP's resources and reduce its margins. Although it has increased its capacity, and may plan further increases, TXP may not have significant capacity at any given time to meet its customers' demands. In addition, because many of TXP's cost and operating expenses are relatively fixed, a reduction in customer demand harms its gross profit and operating income.

TXP'S OPERATING RESULTS MAY VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.

TXP experiences significant fluctuations in its results of operations. Some of the principal factors that contribute to these fluctuations are:

•	changes in demand for TXP's services;

•	TXP's effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

•	changes in TXP's low volume, high mix, high complexity manufacturing requirements;

•	changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect TXP's margins and its ability to meet delivery schedules;

•	the degree to which TXP is able to utilize its available manufacturing capacity;

•
TXP's ability to manage the timing of its component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate prototyping needs;

•	local conditions and events that may effect TXP's production volumes, such as labor conditions, political instability and local holidays; and

•	changes in demand in TXP's customers' end markets.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST TXP'S CUSTOMERS COULD HARM ITS BUSINESS.

Customers for TXP's services typically require that it indemnify them against the risk of intellectual property infringement. If any claims are brought against TXP or its customers for such infringement, whether or not these have merit, it could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, it may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. It may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

TXP DEPENDS ON THE CONTINUING TREND OF OUTSOURCING BY OEMS.

Future growth in TXP's revenue depends on new outsourcing opportunities in which it assumes additional manufacturing and design responsibilities from OEMs. To the extent that these opportunities are not available, either because OEMs decide to perform these functions internally or because they use other providers of these services, its future growth would be limited.

TXP'S INDUSTRY IS EXTREMELY COMPETITIVE.

The prototyping and quick turn sector of the electronics manufacturing services industry is extremely competitive and highly fragmented. TXP principally competes in the time-critical segment of the industry against small independent private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of OEMs. Management believes that competition in the market segment it serves is less driven by price because customers are willing to pay a premium for a responsive, broad-reaching capability to design customized complex products in a very short time, it competes primarily on the basis of quick turnaround, product quality and customer service.

TXP'S CUSTOMERS MAY BE ADVERSELY AFFECTED BY RAPID TECHNOLOGICAL CHANGE, WHICH MAY DECREASE ITS REVENUES.

TXP's customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in a disruption in a product's development life cycle. Customers may be adversely affected by maturation of the technology markets they serve. This lack of innovation and competitive pressure in technology development could impact the research and development plans of some technology companies. TXP's success will depend largely on the success achieved by its customers in continually developing and marketing new products. If the technologies or product development activity supported by TXP's customers matures, its business could be adversely affected. TXP's Limited Operating History May Impede Acceptance Of Its Service By Medium-Sized And Large Customers And Reduce Its Revenues.

Although TXP competes in a highly fragmented market its ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of its service by medium-sized and large businesses. TXP's efforts to sell to these customers may not be successful. In particular, because TXP is a relatively new company with a limited operating history, these target customers may have concerns regarding its viability and may prefer to purchase services from one of its larger, more established competitors. Even if TXP is able to sell its service to these types of customers, they may insist on additional assurances from it that it will be able to provide adequate levels of service, which could harm its business.

AS MORE OF TXP'S SALES EFFORTS ARE TARGETED AT LARGER CUSTOMERS, ITS SALES CYCLE MAY BECOME MORE TIME-CONSUMING AND EXPENSIVE, POTENTIALLY DIVERTING RESOURCES AND REDUCING ITS REVENUES.

As TXP targets more of its sales efforts at larger customers, it will face greater costs, longer sales cycles and less predictability in completing some of its sales. In this market segment, the customer's decision to use TXP's service may be an enterprise-wide decision and, if so, these types of sales would require TXP to provide greater levels of education to prospective customers regarding the use and benefits of its service. In addition, larger customers may demand more customization, services and features. As a result of these factors, these sales opportunities may require it to devote greater sales support and professional services resources to individual sales, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.

IF TXP FAILS TO DEVELOP ITS BRAND COST-EFFECTIVELY, ITS REVENUES MAY DECLINE.

TXP's management believes that developing and maintaining awareness of TXP's brand in a cost-effective manner is critical to achieving widespread acceptance of its existing and future services and is an important element in attracting new customers. Furthermore, management believes that the importance of brand recognition will increase as competition in TXP's market develops. Successful promotion of its brand will depend largely on the effectiveness of TXP's marketing efforts and on its ability to provide reliable and useful services at competitive prices. In the past, its efforts to build TXP's brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses it incurred in building its brand. If TXP fails to successfully promote and maintain its brand, or incurs substantial expenses in an unsuccessful attempt to promote and maintain its brand, TXP may fail to attract enough new customers or retain its existing customers to the extent necessary to realize a sufficient return on its brand-building efforts, and TXP's business could suffer.

TXP IS SUBJECT TO ENVIRONMENTAL COMPLIANCE RISKS.

TXP is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of its manufacturing process. Further, environmental matters may arise in the future at sites where no problem is currently known or at sites that it may acquire in the future. Currently unexpected costs that it may incur with respect to environmental matters may result in loss contingencies, the quantification of which cannot be determined at this time.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE NOTES AND WARRANTS AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 2, 2006, we had 96,919,372 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into in 2005 and 2006, we also have outstanding secured convertible debentures or an obligation to issue callable secured convertible notes that may be converted into an estimated 12,738,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 3,700,000 shares of common stock.

The debentures issued in 2005 and 2006 are at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion. Unless waived by us, Cornell may not, together with its affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the conversion price with respect to the debentures issued in June 2006. Nevertheless, the number of shares of common stock issuable upon conversion of the outstanding secured convertible debentures issued may increase if the market price of our stock declines. Upon effectiveness of a registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The variable price feature of our convertible debentures issued could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. The number of shares we will be required to issue upon conversion of the debentures will increase if the market price of our stock decreases. This will cause dilution to our existing stockholders.

THE LOWER OUR STOCK PRICE, THE GREATER NUMBER OF SHARES ARE ISSUABLE UNDER THE CONVERTIBLE DEBENTURES.

The number of shares issuable upon conversion of the debentures is determined by the market price of our common stock prevailing at the time of each conversion. The debentures issued limit the principal amount to be converted at the floating conversion price during any 30-day period to $150,000 with respect to the debentures issued in June 2006. Nevertheless, the lower the market price, the greater the number of shares issuable under the debentures. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the debentures. This may lead to an escalation of lower market prices and an increasing number of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

A LOWER STOCK PRICE WILL PROVIDE AN INCENTIVE TO CORNELL TO SELL ADDITIONAL SHARES INTO THE MARKET.

The number of shares that Cornell will receive under the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the debentures. As a result, Cornell will have an incentive to sell as large a number of shares as possible to obtain a lower conversion price. This will lead to greater dilution of exiting shareholders and a reduction of the value of their investment

THE ISSUANCE OF OUR STOCK UPON THE CONVERSION OF THE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE THE EXISTING STOCKHOLDER’S EQUITY AND VOTING RIGHTS..

The debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the debentures will increase, which will materially dilute existing stockholders' equity and voting rights.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

These debentures are due and payable, with interest, three years from their respective dates of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to timely file a registration statement or have such registration statement declared effective, could require the early repayment of the convertible debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of these debentures. If we were required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITIES PURCHASE AGREEMENT, SECURED CONVERTIBLE DEBENTURES, WARRANTS, OR SECURITY AGREEMENT OR INTELLECTUAL PROPERTY SECURITY AGREEMENT, CORNELL COULD TAKE POSSESSION OF ALL OUR GOODS, INVENTORY, CONTRACTUAL RIGHTS AND GENERAL INTANGIBLES, RECEIVABLES, DOCUMENTS, INSTRUMENTS, AND CHATTEL PAPER, AND INTELLECTUAL PROPERTY.

In connection with the Securities Purchase Agreements we entered into in 2005 and 2006, we executed a Security Agreement in favor of the investors granting them a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. The Security Agreement states that if an even of default occurs under the Securities Purchase Agreements, Convertible Debentures, Warrants, or Security Agreement, Cornell has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

• technological innovations or new products and services by us or our competitors;
• additions or departures of key personnel;
• sales of our common stock;
• our ability to integrate operations, technology, products and services;
• our ability to execute our business plan;
• operating results below expectations;
• loss of any strategic relationship;
• industry developments;
• economic and other external factors; and
• period-to-period fluctuations in our financial results.

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURNS ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK” WITH A LIMITED TRADING MARKET.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2006, the Company issued shares of its common stock to Texas Prototypes, Inc. (“TXP”) equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within three days after completion of the closing conditions under the Agreement and Plan of Merger with the Company’s wholly owned subsidiary and TXP.

In June of 2006, the company issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of convertible debentures. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

On June 5, 2006, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $550,000 (the "Debentures"). Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 1,850,000 and 1,850,000 shares of Common Stock at a price equal to $0.60 and $0.75 per share, respectively (collectively, the "Warrants").

The Debentures mature on the third anniversary of the date of issuance (the "Maturity Date") and the Company is not required to make any payments until the Maturity Date. The Debentures are convertible at any time into shares of common stock of the Company (the "Common Stock") at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the Debentures at the Variable Market Price.

The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50.

In addition, on June 5, 2006 the Company issued to Cornell an Amended and Restated Convertible Debenture (the “Amended and Restated Convertible Debenture”), which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. (“TXP”), the Company’s wholly owned subsidiary, to Cornell on June 15, 2005 in the $550,000, plus accrued and unpaid interest in the amount of $26,897 through June 5, 2006, for the principal sum of $576,897. Further, the Company issued an aggregate of 1,700,000 shares of its Common Stock to Cornell in consideration for the cancellation of the convertible debenture issued by the Company dated June 14, 2005 in the $240,000 issued in connection with the Standby Equity Distribution Agreement dated June 14, 2004 and the cancellation of the convertible debenture issued by TXP dated August 25, 2004 in the amount of $400,000 issued in connection with the Standby Equity Distribution Agreement dated August 25, 2004.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of TXP Corporation or executive officers of TXP Corporation, and transfer was restricted by TXP Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 10, 2006, we amended our Articles of Incorporation to: (i) change the name of our company from YTXP Corporation to TXP Corporation, (ii) increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 100,000,000 shares to 300,000,000 shares, and (iii) adopt our 2006 Stock Incentive Plan, each pursuant to a written consent of a majority of stockholders dated June 8, 2006, in lieu of a special meeting of the stockholders. Out of a total of 95,995,713 possible votes on the aforementioned matters submitted to the stockholders, the majority of stockholders voting in favor of the amendment by written consent of a majority of stockholders held in aggregate 81,640,295 votes.

ITEM 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August 2006.

TXP CORPORATION

/s/ Michael Shores
Michael Shores
Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Accounting and Financial Officer)