Form 10QSB
period 2006-09-30
TXP CORP
filed 2006-11-14
CIK 1171749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

TXP CORPORATION
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of November 13, 2006 was 99,393,123 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TXP CORPORATION

September 30, 2006 FORM 10-QSB QUARTERLY REPORT

PART I

Item 1.  Financial Information

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	2006 (unaudited)	2005 (audited)
ASSETS
Current assets
Cash	$107,000	$342,000
Accounts receivable, net of allowance of $7,400	1,012,000	695,000
Inventory	301,000	118,000
Other assets	303,000	79,000
Total current assets	1,723,000	1,234,000

Property and equipment, net	953,000	914,000
Deferred offering costs	697,000	688,000
Other assets	13,000	25,000

TOTAL ASSETS	$3,386,000	$2,861,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$171,000	$143,000
Current capital lease obligation	44,000	19,000
Line of credit	400,000	250,000
Accounts payable	453,000	477,000
Accrued expenses	322,000	174,000
Total current liabilities	1,390,000	1,063,000

Notes payable, net of current maturities	—	15,000

Capital lease obligation, net of current obligation	44,000	33,000
Convertible debentures, net of unamortized discount of $1,797,000 and $163,000 as of September 30,2006 and December 31, 2005, respectively.	585,000	2,187,000

Derivative financial instruments	3,698,000	—

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	5,765,000	3,346,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 97,068,282 and 94,295,715 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.	97,000	94,000

Additional paid in capital	205,000	12,000
Retained earnings	(2,688,000)	(598,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(2,379,000)	(485,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,386,000	$2,861,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues
Prototyping and assembly	$1,232,000	$5,660,000	$3,487,000	$6,968,000
Material management services	427,000	286,000	1,614,000	1,535,000
Total Revenues	1,659,000	5,946,000	5,101,000	8,503,000

Cost of sales	984,000	4,613,000	3,199,000	6,320,000

Gross profit	675,000	1,333,000	1,902,000	2,183,000

Costs and expenses
Selling, general & administrative	866,000	642,000	2,182,000	1,810,000
Depreciation	24,000	15,000	66,000	41,000
Total costs and expenses	890,000	657,000	2,248,000	1,851,000

Operating income (loss)	(215,000)	676,000	(346,000)	332,000

Interest expense, net	(388,000)	(271,000)	(714,000)	(354,000)
Change in fair value of derivative
financial instruments	2,660,000	—	(1,663,000)	—
Gain on early extinguishment of debt	—	—	465,000	—
Other Income	150,000	—	150,000	—
Gain on sale of fixed assets	—	—	18,000	—

Income (loss) before income taxes	2,207,000	405,000	(2,090,000)	(22,000)

Income tax expense	—	—	—	—

Net Income (loss)	2,207,000	405,000	(2,090,000)	(22,000)

Foreign currency translation
adjustment	—	—	—	1,000

Comprehensive income (loss)	$2,207,000	$405,000	$(2,090,000)	$(21,000)

Basic earnings per share	.02	—	(.02)	(—)
Diluted earnings per share	.02	—	(.02)	(—)

Basic weighted average shares outstanding:	96,971,108	94,295,715	95,409,963	94,295,715

Diluted weighted average shares outstanding:	97,349,482	94,295,715	95,409,963	94,295,715

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005 (unaudited)

	2006 (unaudited)	2005 (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,090,000)	$(22,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	187,000	161,000
Gain on sale of fixed assets	(18,000)	—
Amortization of discount on convertible notes	557,000	57,000
Gain on extinguishment of debt	(465,000)	—
Stock compensation	69,000	45,000
Changes in assets and liabilities:
Accounts receivable	(317,000)	(1,982,000)
Inventory	(183,000)	12,000
Other current assets	(103,000)	—
Other assets	12,000	99,000
Accounts payable	(24,000)	697,000
Accrued expenses	15,000	63,000
Change in fair value of derivative financial instruments	1,663,000	—
Deferred revenue	—	24,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(697,000)	(846,000)

CASH FLOWS USED INVESTING ACTIVITIES
Capital expenditures	(206,000)	(325,000)
Proceeds from sale of fixed assets	60,000	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(146,000)	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(9,000)	(79,000)
Proceeds from convertible debenture	480,000	485,000
Line of credit, net	150,000	80,000
Proceeds from notes payable	150,000	250,000
Repayment of notes payable and capital lease obligation	(163,000)	(117,000)

CASH FLOWS FROM FINANCING ACTIVITIES	608,000	619,000

Effect of currency translation on cash balances	—	1,000

NET DECREASE IN CASH	(235,000)	(551,000)

Cash, beginning of period	342,000	649,000

Cash, end of period	$107,000	$98,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
Nine Months Ended September 30, 2006 and 2005 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES (unaudited):

	2006 (unaudited)	2005 (unaudited)
Cash

Interest paid	$21,000	$26,000

Taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$684,000	$—

Liabilities assumed upon merger	$744,000	$—

923,657 shares issued on conversion of debt	$145,000	$—

Debt issue costs recorded on issuance of 320,000 warrants	$120,000

Property acquired under capital lease obligations	$63,000	$96,000

Modification of debt treated as extinguishment and new debt	$619,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Nine Months Ending September 30, 2006 (unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Retained earnings (deficit)	Accumulated Other comprehensive income	Total
Balance, December 31, 2005	221,054,400	$221,000	$(115,000)	$(598,000)	$7,000	$(485,000)

Retroactive restatement due to recapitalization (See Note 3):

Exchange and cancellation of Texas Prototypes, Inc, shares	(221,054,400)	(221,000)	221,000	—	—	—

Issuance of YTXP shares to Texas Prototypes shareholders	89,298,042	89,000	(89,000)	—	—	—

Addition of YTXP shares	4,997,673	5,000	(5,000)	—	—	—

Balance, December 31, 2005 retroactively restated	94,295,715	94,000	12,000	(598,000)	7,000	(485,000)

Liabilities assumed upon merger	—	—	(744,000)	—	—	(744,000)

Net Loss	—	—	—	(2,090,000)	—	(2,090,000)

Issuance of shares to extinguish debt	1,700,000	2,000	848,000	—	—	850,000

Stock compensation: options awarded to employees	—	—	8,000	—	—	8,000

Stock compensation: shares awarded to employees	149,000	—	61,000			61,000

Shares issued in conversion of debentures	923,567	1,000	144,000	—	—	145,000

Unamortized debt discount charged to APIC on conversion of debentures	—	—	(124,000)	—	—	(124,000)

Balance, September 30, 2006	97,068,282	$97,000	$205,000	$(2,688,000)	$7,000	$(2,379,000)

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

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The Corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the merger between YTXP and its wholly owned subsidiary was consummated with Texas Prototypes, Inc - a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc with Texas Prototypes, Inc treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company's name was changed to TXP Corporation (See NOTE 3 Merger and Recapitalization).

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

After closing the Merger on April 28, 2006, YTXP began operating a business model focused solely on the pre-manufacturing services segment of the electronics industry supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. YTXP has ceased all pre-merger operations. In June of 2006, the articles of incorporation were amended in order to change the name of the Company to TXP Corporation.

Consolidation

As of September 30, 2006, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At September 30, 2006 and December 31, 2005, the cash balance exceeded the insured limits by $7,000 and $242,000, respectively.

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

Accounting for Convertible Debentures, Warrants and Derivative Instruments

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

We use the Black Scholes Pricing Model to determine fair values of our derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

We have penalty provisions in the registration rights agreement of our debentures and warrants that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debentures. The Company obtained a waiver from Cornell Capital extending the deadline for filing of the registration statement until August 31, 2006. The Company is currently in negotiations with Cornell Capital to amend the registration rights agreement to extend the date by which we have to file the Registration Statement to December 15, 2006, and to extend the date by which we have to cause the Securities and Exchange Commission to declare the Registration Statement effective to March 14, 2007.

EITF 05-04, which has not been adopted, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” is pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. In March 2006, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 until future meetings. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

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

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of September 30, 2006, 1,543,334 stock options and 149,000 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $8,000 and $61,000, respectively, of stock compensation expense in SG&A in the statement of operations for three and nine months ended September 30, 2006.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

TXP leases operating equipment from its majority shareholder and Chief Executive Officer, Michael Shores, for $180,000 per year. The lease was renewed under the same payment terms in May of 2005 for a 2-year term through April of 2007. For the nine months ending September 30, 2006 and for the twelve months ending December 2005, TXP paid the majority shareholder $150,000 and $180,000, respectively. Included in other current assets at September 30, 2006 is $15,000 which represents one month lease pre-payment made to the majority shareholder, Michael Shores.

In September 2004, TXP invested in TXP-Asia, which is located in Gwangju City, South Korea by transferring $50,000 to a South Korean bank account. The investment was used to fund certain costs and expenses while TXP-Asia evaluates plans to co-locate within KOPTI (Korean Photonics Institute) and use its existing business model to penetrate the Asian Photonics market. The ownership of TXP-Asia is 100% owned by the majority shareholder, Michael Shores, of TXP, Inc. The majority shareholder, Michael Shores, will contribute his ownership of TXP-Asia when he is legally allowed by South Korean law. During December of 2005 TXP-Asia transferred $14,000 to the majority shareholder, Michael Shores, and effectively closed the South Korean bank account. Included within other currents assets as of December 31, 2005 is a receivable from the majority shareholder, Michael Shores, for the amount of transferred funds. In Q1 2006, the majority shareholder, Michael Shores, paid the receivable in full. TXP-Asia will continue to evaluate plans to co-locate within KOPTI (Korean Photonics Institute) and use its existing business model to penetrate the Asian Photonics market.

In Q4 2005, the majority shareholder and Chief Executive Officer of the Company, Michael Shores, purchased two company owned vehicles for $48,000 by arranging to pay-off the loans on both vehicles. The purchase price approximated the fair values of the vehicles in aggregate. The company realized an accounting loss on the sale of $14,000.

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael Shores, loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The Company repaid $30,000 of principal in Q3 2006. The balance on the note at September 30, 2006 was $120,000.

The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on all of the Company's notes payables, line of credit, and capital leases.

NOTE 5 - STOCK BASED COMPENSATION

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people, including employees, officers, directors and consultants, with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and enabling the Company to attract, retain and reward the best-available persons.  The Plan permits the granting of stock options (including incentive stock options qualifying under Code section 422 and nonqualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentives discussed above for employees, officers, directors and consultants of TXP.

In Q3 2006, the Company issued a combined 149,000 free-trading shares which were registered under a registration statement on Form S-8 to all of its employees who were employed as of April 28, 2006 except for the CFO and CEO. In our statement of operations for the three and nine months ended September 30, 2006, we recorded $61,000 and $61,000, respectively, of compensation cost for the issuance of these shares based on the closing price of our stock on the issue date.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the nine months ended September 30, 2006 is presented in the following table.

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2006	—	$—
Granted	1,543,334	0.30	61,733	9.93
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2006	1,543,334	$0.30	$61,733	9.93

Exercisable at September 30, 2006	—	$—	$—	—

We adopted SFAS No. 123R effective January 1, 2006. In our statement of operations for the three and nine months ended September 30, 2006, we recorded $8,000 and $8,000, respectively, of compensation cost for share-based payment arrangements. No stock options were exercised during the six months ended June 30, 2006.

The fair value of stock options is determined using the Black-Scholes valuation model. During the three and nine months ended September 30, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	115%
Expected term (years)	6.0
Risk-free interest rate	4.56%
Expected dividend yield	0%
Forfeiture rate	12%

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

As of September 30, 2006, there was $303,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 6 -  NET INCOME (LOSS) PER SHARE

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of employee stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$2,207	$405	$(2,090),		$(21)

Denominator:
Denominator for basic net income per share—weighted average shares	96,971,108	94,295,715	95,409,963		94,295,715
Dilutive potential employee common stock options	378,374	(—)	(—)		(—)

Denominator for diluted net income per share—adjusted weighted average shares	97,349,482	94,295,715	95,409,963		94,295,715

Basic net income per share	$0.02	$—	$(0.02)	$	(—)

Diluted net income per share	$0.02	$—	$(0.02)	$	(—)

For the three and nine months ended September 30, 2006 and 2005, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities were excluded because their inclusion was anti-dillutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warrants to purchase common shares	4,020,000	—	4,020,000	—
Convertible debentures	11,948,017	—	11,948,017	—
	15,968,017	—	15,968,017	—

NOTE 7 - LINES OF CREDIT

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of September 30, 2006 and December 31, 2005. The revolving line credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
Maintain a Debt-to-Net Worth Ratio of not greater than 2:1. This ratio is calculated by dividing Total Liabilities by Net Worth (total stockholders’ equity) Net worth is to include the subordinated debt in the form of debt owed Cornell Capital and likewise is to be excluded from total liabilities.

•	Maintain a Current Ratio of not less than 1:1:1. This ratio is to be calculated by dividing Total Current Assets by Total Current Liabilities.

•
Maintain a Debt Coverage Ratio of not less than 1.25:1. This ratio is to be calculated by dividing Earnings before Interest, Depreciation, and Taxes by all principal and interest payments for the period.

At September 30, 2006, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. However, the lending institution and TXP entered into forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of September 30, 2006, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at September 30, 2006 and December 31, 2005 was $400,000 and $250,000 respectively.

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. The loan pays interest at the prime rate, and all principal, and accrued and unpaid interest, is due on August 3, 2008. The loan is secured by a pledge of an aggregate of $1,507,000 in free-trading shares of Fossil Incorporated by an investor on behalf of the Company. In addition, the loan is further guaranteed personally and through the pledge of an aggregate of 4,520,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer. As of September 30, 2006, the Company had not drawn down on the line of credit.

NOTE 8 - NOTES PAYABLE

On March 15, 2004, TXP entered into a standard bank loan agreement for $45,000 to purchase equipment and issued a promissory note to evidence such loan. The note has a three-year term with a variable interest rate of prime plus 2%. The note is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 4). Monthly payments of $1,400 began May 15, 2004. The balance outstanding on the note at September 30, 2006 was $9,000.

TXP entered into a financing agreement to purchase an automobile at the end of fiscal year 2003 for $10,000 with interest rate of 6%. The note is secured by the vehicle. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 4). The term of the financing agreement is 36 months, expiring in fiscal year 2006. The note was repaid in full in Q2 2006.

In December 2003, TXP entered into a standard bank loan agreement for $350,000 to purchase equipment. The note has a three-year term with a 6.5% interest rate and is secured by accounts receivable and equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 4). Monthly payments for this note are $11,000 and began February 18, 2004. The balance outstanding on the note at September 30, 2006 was $42,000.

In May of 2006, TXP entered into a loan agreement with the majority shareholder and Chief Executive Officer of the Company, Michael Shores, for $150,000 (See Note 4). The note has a one year term with a 10% interest rate and is unsecured. Principal and interest are due at maturity. The Company repaid $30,000 of principal in Q3 2006. The balance outstanding on this note at September 30, 2006 was $120,000.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at September 30, 2006 was $38,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at September 30, 2006 was $21,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at September 30, 2006 was $29,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 2006:

Year	Amount
10/01/06 - 12/31/06	$13,000
01/01/07 - 12/31/07	52,000
01/01/08 - 12/31/08	32,000
01/01/10 - 12/31/10	3,000
Total Minimum Lease Payments	100,000

Less Amounts Representing Interest	12,000
Present Value of Minimum Lease Payments	$88,000

NOTE 10 - STANDBY EQUITY DISTRIBUTION AGREEMENT

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell Common Stock to Cornell Capital Partners ("Cornell") for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and the authorization for quotation on the National Association of Securities Dealers OTC Bulletin Board is obtained and TXP is within the commitment period as defined under the terms of the agreement. The commitment period shall mean the period commencing on the earlier to occur of the effective date (which shall mean the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as TXP and Cornell may mutually agree in writing, and expiring on the earliest to occur of the date on which the Investor shall have made payment of advances pursuant to this agreement in the aggregate amount of Fifteen Million Dollars ($15,000,000), or the date occurring twenty-four (24) months after the Effective Date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to five percent (5%) of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

We are currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC’s guidance regarding the terms of equity line financings that may be registered.

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

NOTE 11 - CONVERTIBLE DEBENTURES

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into Securities Purchase Agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at five percent (5%). The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock’s fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. The debentures are secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

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

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. Certain conversion options were then deemed to be financial derivatives under SFAS 133 and EITF 00-19. At the time of the merger, the derivatives were bifurcated and recorded at fair value and reflected on the Company's balance sheet. The derivatives are adjusted to fair value at each reporting period.

In June of 2006, the Company issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

This convertible debentures were originally discounted by $200,000 which were fees paid to the lenders and further discounted by $1,200,000 upon bifurcation and recording at fair value certain financial derivative instruments embedded within the note in Q2 2006. The discount is being amortized over the life of the notes of three years. At September 30, the convertible debenture had balance of $460,000 net $795,000 of unamortized discount. As of September 30, 2006, approximately $144,000 of interest has been accrued. The effective interest rate on the debenture is 10.6% compared to the stated interest of 5% which takes into account the debt discount and issue costs related to the debenture.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock’s fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if eighteen (18) months after the Closing Date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of Common Stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of Common Stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Holder shall have ten (10) business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper The Company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.60 and $0.75 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. There can be no assurance to how many, if any, of these warrants will be exercised.

The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and the company is not required to make any payments until the maturity Date. The debentures are convertible at any time into shares of common stock of the company at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by the company, the holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50. The convertible debentures are secured by substantially all the company's assets. At September 30, the convertible debenture had balance of $61,000 net $489,000 of unamortized discount. As of September 30, 2006, approximately $18,000 of interest has been accrued. The effective interest rate on the debenture is 13.2% compared to the stated interest of 10% which takes into account the debt discount and issue costs related to the debenture.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. At September 30, the amended and restated convertible debenture had balance of $16,000 net $513,000 of unamortized discount. As of September 30, 2006, approximately $18,000 of interest has been accrued. The effective interest rate on the debenture is 13.2% compared to the stated interest of 10% which takes into account the debt discount and issue costs related to the debenture.

July 2006 Warrants

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by the Company's Chief Executive Officer. The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis if at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position. In addition, the company shall prepare and file with the SEC a separate Registration Statement on Form SB-2 covering the resale of all of the Warrant Shares with no later than forty-five (45) days from closing. The Company shall use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than one hundred twenty (120) days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006.

The Company accounted for the embedded conversion features within the debentures and freestanding warrants discussed above pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

Presented below is summary of all secured convertible debt and warrants:

Description	Principal balance	Unamortized discount	Fair value of embedded derivative	Accrued interest
August 2005 secured convertible debt	$1,255,000	$795,000	$1,751,000	$144,000
June 2006 secured convertible debt 1	550,000	489,000	461,000	18,000
June 2006 secured convertible debt 2	577,000	513,000	483,000	18,000
June 2006 warrants: 1,850,000 @ $.60	—	—	468,000	—
June 2006 warrants: 1,850,000 @ $.75	—	—	451,000	—
July 2006 warrants: 320,000 @ $.50	—	—	84,000	—
Total	$2,382,000	$1,797,000	$3,698,000	$180,000

We use the Black Scholes Pricing Model to determine fair values of our derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	115%
Expected term (years)	various
Risk-free interest rate	4.56%
Expected dividend yield	0%

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

Registration Rights Agreement

In connection with the all of the above secured convertible debenture and warrants, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company and Cornell Capital amended the registration rights agreement to extend the date by which we have to file the Registration Statement to December 15, 2006, and to extend the date by which we have to cause the Securities and Exchange Commission to declare the Registration Statement effective to March 14, 2007.

NOTE 12 - COMMON STOCK

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

In August of 2006, the Company issued a combined 149,000 free-trading shares of common stock registered by the Company on a registration statement on Form S-8 to all of its Employees who were employed as of April 28, 2006 except for the CFO and CEO.

In September of 2006, the Company awarded 1,543,334 options to purchase common stock at $.30 to generally all of its employees except of the CEO and CFO. The options have a term of approximately 3 years with 1/3 vesting each year.

NOTE 13 - COMMITMENTS

TXP executed a new lease with its landlord in December 2004. The new lease began March 15, 2005 and will last for five years. The lease required a deposit in the amount of $13,000. The annual rent payments increase each year as outlined below:

Year	Amount
10/01/06 - 12/31/06	$50,000
01/01/07 - 12/31/07	202,000
01/01/08 - 12/31/08	207,000
01/01/09 - 12/31/09	211,000
01/01/10 - 12/31/10	43,000
Total	$713,000

Rent expense for the nine months ending September 30, 2006 amounted to $148,000.

NOTE 14 - MAJOR CUSTOMERS

During the nine months ended September 30, 2006 and 2005, TXP's 5 largest customers accounted for 57% and 83% of net sales, respectively.

NOTE 15 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, officers, directors and consultants to TXP. As of September 30, 2006, 1,543,334 stock options and 149,000 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $8,000 and $61,000, respectively of stock compensation expense in SG&A in the statement of operations for three and nine months ended September 30, 2006.

NOTE 16 - SUBSEQUENT EVENTS - APPOINTMENT OF DIRECTOR, ENTRY INTO MATERIAL AGREEMENTS AND OTHER

On September 27, 2006, our Board of Directors appointed Eric Miscoll as a director. There are no understandings or arrangements between Mr. Miscoll and any other person pursuant to which Mr. Miscoll was selected as a director of our company. Mr. Miscoll presently does not serve on any committee of our Board of Directors. Mr. Miscoll may be appointed to serve as a member of a committee although there are no current plans to appoint him to a committee as of the date hereof. Mr. Miscoll does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Mr. Miscoll has a comprehensive understanding of outsourced electronics manufacturing based on 8 years of experience with the industry. From 2000 to 2006, Mr. Miscoll was Chief Operating Officer of Technology Forecasters, Inc. a strategic consulting firm focused solely on the outsourced electronics manufacturing industry. Previous experience includes operations management with Bank of America from 1983 to 1987, organizational development with NASA from 1994 to 1996, and psychological services with the U.S. Department of Justice from 1990 to 1993. He received a B.A. in English from St. Mary’s College in 1983, an MA in Counseling Psychology from Santa Clara University in 1990, and a PhD in Organizational Psychology from the California School of Professional Psychology in 1997.

On September 29, 2006, we executed a non-binding letter of intent with Siemens AG (“Siemens”) to acquire the assets and intellectual property for its Optical Network Terminal (ONT) technology, supporting both Broadband Passive Optical Network (BPON) and Gigabit Passive Optical Network (GPON) standards. The letter of intent is non-binding and is subject to the completion of customary due diligence and the execution of definitive agreements.

In addition, effective October 2, 2006 we hired Siemens' former ONT development team. As a result, we have added 35 full-time employees to our staff.

On October 10, 2006, the Company withdrew its Form SB-2 registration statement filed on August 28, 2006. No securities were offered or sold pursuant to this registration statement.

On October 11, 2006, TXP Corporation (the "Company") entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares (the “Shares”) of the Company’s common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $1.00 per share (collectively, the “Warrants”). The entire purchase price of the Shares and the Warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,500,000.

The exercise prices of the Warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all of substantially all of its assets, a reclassification of the Company’s common stock, or any stock splits, combinations or dividends with respect to the Company’s common stock. In addition, the Company has the option to call all or a portion of the Warrants so long as (i) the closing bid price of the Company’s common stock is trading at or above $1.50 for 20 consecutive trading days immediately preceding the call date, and (ii) the shares of common stock underlying the Warrants are registered under an effective registration statement on the call date.

Further, the Purchase Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.

On October 12, 2006, the Company entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 640,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained Company from a Lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company's Chief Executive Officer. The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee during the Term of 125,000 shares of the Company’s common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender.

In addition, the Agreement provides for the filing of a registration statement (the “Registration Statement”) by the Company with the Securities and Exchange Commission registering the common stock issuable upon exercise of the Warrants and the common stock issued for the Commitment Fee. The Company is obligated to file the Registration Statement no later than 65 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon exercise of the Warrants have been sold.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements. Certain statements in “Management's Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC .

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

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the merger between YTXP and its wholly owned subsidiary was consummated with Texas Prototypes, Inc - a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc with Texas Prototypes, Inc treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company's name was changed to TXP Corporation (See NOTE 3 Merger and Recapitalization).

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

Accounting for Convertible Debentures, Warrants and Derivative Instruments

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

We use the Black Scholes Pricing Model to determine fair values of our derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

We have penalty provisions in the registration rights agreements of our debentures and warrants that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debentures. The Company and Cornell Capital amended the registration rights agreement to extend the date by which we have to file the Registration Statement to December 15, 2006, and to extend the date by which we have to cause the Securities and Exchange Commission to declare the Registration Statement effective to March 14, 2007.

EITF 05-04, which has not been adopted, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” is pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. In March 2006, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 until future meetings. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

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

RESULTS OF OPERATIONS

COMPARISON OF THE 3 MONTHS ENDED SEPTEMBER 30, 2006 ("2006") TO THE 3 MONTHS ENDED SEPTEMBER 30, 2005 ("2005")

Revenues

TXP currently derives almost all of our revenue from our prototyping and assembly and material supply chain management services. Prototyping and assembly services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are generally priced at the cost of the material plus 5% to 25%. Revenues decreased 73% from $5,946,000 in 2005 to $1,659,000 in 2006 or by $4,287,000. Material supply chain management services increased 49% from $286,000 in 2005 to $427,000 in 2006. Prototyping and assembly services decreased 78% from $5,660,000 in 2005 to $1,232,000 in 2006. In 2005, TXP had revenues of $5,200,000 from a single customer, Foxconn, a large tier 1 contract manufacturer, related to photonics prototyping project which did not recur in 2006. Excluding the Foxconn project, prototyping and assembly revenues increased $772,000 compared to 2005. In 2006, TXP had sales of $237,000 to several new customers related to build-to-order tele-communications product assemblies. The remaining increase in revenues is attributed to an increase is attributed to an increasing customer base and continued demand from existing customers. TXP expanded its customer base from 67 in 2005 to 103 in 2006 and had current active customers for the quarter of 26 and 38 for 2005 and 2006, respectively. TXP's top five customers accounted for 95% of revenue in 2005 and 50% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales decreased from $4,613,000 in 2005 to $984,000 in 2006 or $3,629,000. Direct costs of $4,133,000 related to the photonics prototyping project completed in Q3 2005 did not recur in 2006. Other direct material costs related to supply chain management and assembly services increased from $258,000 in 2005 to $536,000 in 2006 or $278,000. Manufacturing overhead and labor cost increased from $132,000 in 2005 to $324,000 in 2006 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Contract labor directly attributable to prototyping and assembly increased by $34,000 compared to 2005.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Margins on prototyping services can range from 30% to 85% while margins on material supply chain management services can range from 5% to 25%.

Gross profit decreased from $1,133,000 in 2005 to $675,000 in 2006. Revenues decreased by $4,287,000 compared to 2005. During the same period the gross margin percentage increased from 22% in 2005 to 41% in 2006 due to a positive change in revenue mix compared to 2005 - most significantly the 2005 $5,200,000 photonics prototyping project which did not recur in 2006 on which the company realized gross margins of approximately 20%.

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, Internet costs, and other administrative expenses. SG&A expenses increased by $224,000 from $642,000 in 2005 to $866,000 in 2006. In 2006, Personnel costs increased from $465,000 in 2005 to $639,000 in 2006 or by $174,000. Included in this increase was approximately $70,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2006. TXP created several new positions including several vice president positions, Chief Technology Officer and an administrative clerical position that were filled late in Q3 2005 or subsequent to period. In additions, certain personnel received raises since 2005. Rent and utilities decreased $40,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and marketing increased $37,000 due to efforts to increase our product and service awareness. Travel and expenses related sales calls to customers increased $13,000 from 2005. Professional fees increased by $43,000 from 2005 as legal, accounting and transfer agent fees increased due to the Company becoming publicly traded in April of 2005.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $15,000 in 2005 to $24,000 in 2006. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $271,000 in 2005 to $388,000 in 2006 or by $106,000. Approximately $311,000 of the increase relates to additional amortization of note discounts on our secured convertible debentures issued to Cornell Capital which was partially offset by a decrease of $215,000 related to interest to finance the purchase of materials related to our photonics prototyping project in 2005 Additionally, TXP had additional interest expense of $21,000 in 2006 on the $550,000 convertible debenture issued to Cornell in June of 2005 which was subsequently amended in June of 2006 and a $577,000 convertible note issued to Cornell in June of 2006. The remaining increase in interest expense relates to increases on the outstanding balances of our line credit and capital lease obligations from 2005 to 2006.

Change in Fair Value of Derivative Financial Instruments

Change in fair value of derivative financial instruments increased from $0 in 2005 to $2,660,000 in 2006. The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. The Company had no derivative instrument liabilities in 2005. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Other income (loss)

On July 28, 2006 the Company entered into an Asset Purchase Agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which the Company sold the assets (the Assets”) of the Company’s predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the Assets, Mr. Smitten agreed to forgive the repayment of a certain debt that the Company owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten immediately prior to the merger on April 28, 2006 pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement. The company realized a $150,000 gain on extinguishment of debt as a result of the sale.

COMPARISON OF THE 9 MONTHS ENDED SEPTEMBER 30, 2006 ("2006") TO THE 9 MONTHS ENDED SEPTEMBER 30, 2005 ("2005")

Revenues

TXP currently derives almost all of our revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are priced at the cost of the material plus 5% to 25%. Total revenues decreased 40% from $8,503,000 in 2005 to $5,101,000 in 2006 or by $3,402,000. Material supply chain management services increased 5% from $1,535,000 in 2005 to $1,614,000 in 2006. Prototyping and assembly services decreased 50% from $6,968,000 in 2005 to $3,487,000 in 2006 or $3,481,000. In 2005, TXP had revenues of $5,200,000 from a single customer, Foxconn, a multi-billion tier 1 contract manufacturer, related to photonics prototyping project which did not recur in 2006. Excluding the Foxconn project, prototyping and assembly revenues increased $1,719,000 compared to 2005. In 2006, TXP had sales of $909,000 to several new customers related to build-to-order tele-communications product assemblies. The remaining increase in revenues is attributed to an increasing customer base and continued demand from existing customers. TXP expanded its customer base from 67 in 2005 to 103 in 2006 and had current active customers for the nine months of 38 and 58 for 2005 and 2006, respectively. TXP's top five customers accounted for 83% of revenue in 2005 and 57% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales decreased from $6,320,000 in 2005 to $3,199,000 in 2006 or $3,121,000. Direct costs of $4,133,000 related to the photonics prototyping project completed in Q3 2005 did not recur in 2006. Other direct material costs and production supplies increased from $1,485,000 in 2005 to $1,968,000 in 2006 or $483,000. Manufacturing overhead and labor cost increased from $397,000 in 2005 to $858,000 or $461,000 in 2006 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Contract labor directly attributable to prototyping and assembly increased by $110,000 compared to 2005.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Margins on prototyping services can range from 30% to 85% while margins on material supply chain management services can range from 5% to 25%.

Gross profit decreased from $2,183,000 in 2005 to $1,902,000 in 2006 or $281,000. Revenues decreased for the same period by $3,402,000. During the same period the gross margin increased from 26% in 2005 to 37% in 2006 due to a positive change in revenue mix compared to 2005 - most significantly the 2005 $5,200,000 photonics prototyping project which did not recur in 2006 on which the company realized gross margins of approximately 20%.

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SG&A expenses increased by $373,000 from $1,810,000 in 2005 to $2,182,000 in 2006. In 2006, the TXP incurred approximately $52,000 in legal, accounting and other professional fees related to the merger between YTXP and its wholly owned subsidiary and Texas Prototypes, Inc. Personnel costs increased as costs increased from $1,188,000 in 2005 to $1,610,000 in 2006 or by $422,000. Included in this increase was approximately $70,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2006. TXP created and filled several new positions including three Vice Presidents, Chief Technology Officer and an administrative clerical position subsequent to June 2005 and certain personnel have received raises from the prior year. Rent and utilities decreased $85,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and Marketing decreased $45,000 due to cost incurred in 2005 related to a trade show that the Company did not participate in 2006. Professional Fees increased by $49,000 as legal, accounting and transfer agent fees increased due to the company becoming public in April of 2006.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $41,000 in 2005 to $66,000 in 2006. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $354,000 in 2005 to $714,000 in 2006 or by $360,000. Approximately $511,000 of the increase relates to additional amortization of note discounts on our secured convertible debentures issued to Cornell Capital which was partially offset by a decrease of $215,000 related to interest to finance the purchase of materials related to our photonics prototyping project in Q3 2005. Additionally, TXP had additional interest expense of $38,000 in 2006 on the $550,000 convertible debenture issued to Cornell in June of 2005 which was subsequently amended in June of 2006 and a $577,000 convertible note issued to Cornell in June of 2006. The remaining increase in interest expense relates to increases on the outstanding balances of our line credit and capital lease obligations from 2005 to 2006.

Change in Fair Value of Derivative Financial Instruments

Change in fair value of derivative financial instruments increased from $0 in 2005 to $1,663,000 in 2006. The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. The Company had no derivative instrument liabilities in 2005. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt increased from $0 in 2005 to $465,000 in 2006. In June of 2006, the company issued 1,700,000 shares of common stock in the exchange for full settlement this $400,000 compensation debenture and another $240,000 convertible debenture assumed by TXP upon the completion of the merger in April 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. The company realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

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

Other income (loss)

On July 28, 2006 the Company entered into an Asset Purchase Agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which the Company sold the assets (the Assets”) of the Company’s predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the Assets, Mr. Smitten agreed to forgive the repayment of a certain debt that the Company owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten immediately prior to the merger on April 28, 2006 pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement. The company realized a $150,000 gain on extinguishment of debt as a result of the sale.

Liquidity and Capital Resources

TXP's principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2006, TXP had cash and cash equivalents of $107,000.

During 2006, TXP used $697,000 in operating activities compared to using $846,000 during 2005. Cash used in operating activities during 2006 reflects $2,090,000 in net loss, $187,000 in depreciation, $557,000 in debt discount amortization, $465,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, $69,000 in stock compensation, and $1,663,000 in change in fair value of derivative financial instruments. Accounts receivable, inventory, and other current assets, increased by $317,000, $183,000, $103,000, respectively decreasing working capital. The Company obtained net cash for working capital changes consisting of decreases in other assets and increases in accounts payable of $12,000 and $15,000, respectively, partially offset by decreases in accounts payable of $24,000.

Cash used in operating activities during 2005 reflects $22,000 in net loss, $161,000 of depreciation and amortization, $45,000 in stock compensation, and amortization of debt discount of $57,000. Accounts receivable and accounts payable increased by $1,982,000 and $697,000, respectively, decreasing working capital by $1,285,000. The increases in both accounts payables and accounts receivable were directly related to the $5,200,000 photonics prototyping project subcontracted to TXP from Foxconn, a large tier 1 contract manufacturer. Foxconn and TXP are not affiliated and this is the first project TXP has performed for Foxconn. The Company obtained net cash of $198,000 from working capital changes as inventory and other assets decreased by $12,000 and $99,000, respectively as well as increases to deferred revenue and accrued expenses of $24,000 and $63,000, respectively.

During 2006, TXP used $146,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $206,000 net of $60,000 in proceeds received from the sale of fixed assets.

During 2005, TXP used $325,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

During 2006, financing activities provided net cash of $608,000 as the result of issuances of $550,000 in convertible debentures to Cornell Capital partially offset by fees paid of $70,000 to secure the transaction as well as proceeds from an unsecured note payable from the majority shareholder, CEO Michael Shores, for $150,000 and a draw down on our line of credit for $150,000. Total repayments on debt amounted to $163,000 and an increase in deferred offering costs of $9,000.

During 2005, financing activities provided net cash of $619,000 as the result of issuing a $550,000 convertible debenture to Cornell Capital net discounts of $65,000. The company also received proceeds from a short-term notes payable to an investor in the amount $250,000 and a draw down on our line of credit for $80,000. TXP had total repayments on its notes payables and capital lease obligations of $117,000 and an increase of deferred offering costs of $79,000.

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell Common Stock to Cornell Capital Partners ("Cornell") for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when the sale of Common Stock under the Standby Equity Distribution Agreement is registered with the SEC and the authorization for quotation on the National Association of Securities Dealers OTC Bulletin Board is obtained and TXP is within the commitment period as defined under the terms of the agreement. The commitment period shall mean the period commencing on the earlier to occur of the effective date (which shall mean the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as TXP and the Investor may mutually agree in writing, and expiring on the earliest to occur of the date on which the Investor shall have made payment of Advances pursuant to this agreement in the aggregate amount of Fifteen Million Dollars ($15,000,000), or the date occurring twenty-four (24) months after the Effective Date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five trading days following the notice date. A cash fee equal to five percent (5%) of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

We are currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC’s guidance regarding the terms of equity line financings that may be registered.

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, the company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture assumed by TXP upon the completion of the merger in April 2006.The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the company. The deferred offering cost will be netted ratably with the proceeds from the issuance and sale of common stock under the Standby Equity Distribution Agreement. In the event TXP does not issue and sell the entire amount of $15,000,000 of common stock under the stock equity distribution by the end of the two-year term the remaining deferred offering cost will be expensed.

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into Securities Purchase Agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at five percent (5%). The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock’s fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. The debentures are secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

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

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. Certain conversion options were then deemed to be financial derivatives under SFAS 133 and EITF 00-19. At the time of the merger, the derivatives were bifurcated and recorded at fair value and reflected on the Company's balance sheet. The derivatives are adjusted to fair value at each reporting period.

In June of 2006, the Company issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

This convertible debentures were originally discounted by $200,000 which were fees paid to the lenders and further discounted by $1,200,000 upon bifurcation and recording at fair value certain financial derivative instruments embedded within the note in Q2 2006. The discount is being amortized over the life of the notes of three years. At September 30, the convertible debenture had balance of $460,000 net $795,000 of unamortized discount. As of September 30, 2006, approximately $144,000 of interest has been accrued. The effective interest rate on the debenture is 10.6% compared to the stated interest of 5% which takes into account the debt discount and issue costs related to the debenture.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock’s fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if eighteen (18) months after the Closing Date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of Common Stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of Common Stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Holder shall have ten (10) business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper The Company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.60 and $0.75 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. There can be no assurance to how many, if any, of these warrants will be exercised.

The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and the company is not required to make any payments until the maturity Date. The debentures are convertible at any time into shares of common stock of the company at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by the company, the holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50. The convertible debentures are secured by substantially all the company's assets. At September 30, the convertible debenture had balance of $61,000 net $489,000 of unamortized discount. As of September 30, 2006, approximately $18,000 of interest has been accrued. The effective interest rate on the debenture is 13.2% compared to the stated interest of 10% which takes into account the debt discount and issue costs related to the debenture.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. At September 30, the amended and restated convertible debenture had balance of $16,000 net $513,000 of unamortized discount. As of September 30, 2006, approximately $18,000 of interest has been accrued. The effective interest rate on the debenture is 13.2% compared to the stated interest of 10% which takes into account the debt discount and issue costs related to the debenture.

July 2006 Warrants

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by the Company's Chief Executive Officer. The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis if at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position. In addition, the company shall prepare and file with the SEC a separate Registration Statement on Form SB-2 covering the resale of all of the Warrant Shares with no later than forty-five (45) days from closing. The Company shall use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than one hundred twenty (120) days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006.

The company accounted for the embedded conversion features within the debentures and freestanding warrants discussed above pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

Registration Rights Agreement

In connection with the all of the above secured convertible debenture and warrants, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company and Cornell Capital amended the registration rights agreement to extend the date by which we have to file the Registration Statement to December 15, 2006, and to extend the date by which we have to cause the Securities and Exchange Commission to declare the Registration Statement effective to March 14, 2007.

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the company. The majority shareholder, Michael Shores, has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of September 30, 2006 and December 31, 2005. The revolving line credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
Maintain a Debt-to-Net Worth Ratio of not greater than 2:1. This ratio is calculated by dividing Total Liabilities by Net Worth (total stockholders’ equity) Net worth is to include the subordinated debt in the form of debt owed Cornell Capital and likewise is to be excluded from total liabilities.

•	Maintain a Current Ratio of not less than 1:1:1. This ratio is to be calculated by dividing Total Current Assets by Total Current Liabilities.

•
Maintain a Debt Coverage Ratio of not less than 1.25:1. This ratio is to be calculated by dividing Earnings before Interest, Depreciation, and Taxes by all principal and interest payments for the period.

At September 30, 2006, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. However, the lending institution and TXP entered into forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of September 30, 2006, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at September 30, 2006 and December 31, 2005 was $400,000 and $250,000 respectively.

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by the Company's Chief Executive Officer. The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006.

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. The loan pays interest at the prime rate, and all principal, and accrued and unpaid interest, is due on August 3, 2008. The loan is secured by a pledge of an aggregate of $1,507,000 in free-trading shares of Fossil Incorporated by the investor on behalf of the Company. In addition, the loan is further guaranteed personally and through the pledge of an aggregate of 4,520,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer. As of September 30, 2006, the Company had not drawn down on the line of credit.

On October 12, 2006, the Company entered into an Agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 640,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained Company from a Lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company's Chief Executive Officer. The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee during the Term of 125,000 shares of the Company’s common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP expects to amend its current loan facility and increase its line of credit from $1,000,000 to approximately $3,000,000 with the First Bank of Canyon Creek in Q4 2006.

In Q4 2006, the Company signed a Letter of Intent with Siemens AG to acquire the assets and intellectual property for its Optical Network Terminal (ONT) technology, supporting both Broadband Passive Optical Network (BPON) and Gigabit Passive Optical Network (GPON) standards. The Letter of Intent is non-binding and is subject to the completion of customary due diligence and the execution of definitive agreements. The transaction is expected to close in the fourth quarter of 2006. Upon completion of the proposed acquisition, TXP will be responsible for overseeing all manufacturing of the technology and will have rights to market the ONT technology. Siemens’ ONT portfolio contains BPON ONTs for Single Family Units (SFUs), Multi Dwelling Units (MDU4), Small Business Units (SBU); and GPON ONTs for SFUs, Ethernet-only SFUs (ESFUs) and SBUs. Under the terms of the LOI, Siemens will retain an undisclosed licensing fee and rights to market the technology internationally. The Company does not expect to pay cash, issue stock or incur financial liabilities to acquire the ONT assets and intellectual property.

Separately, the Company hired Siemens’ former ONT development team effective at the beginning of Q4 2006. As a result, TXP has added 35 full-time employees and expects to amend its lease in November of 2006 and expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month. The Company is operating to drive revenues and margins to offset these expenses but until the transaction with Siemens to acquire the assets and ONT intellectual property is consummated no revenue will be generated. The transaction is fully expected to close prior to December 31, 2006.

Except for the financing agreements with Cornell Capital discussed above, existing financing arrangements, borrowing capacity created by the investor agreeing to pledge collateral, and revenue generated through its operations, TXP has no other significant sources of working capital or cash commitments. The Company is currently in negotiations with Cornell Capital to amend the registration rights agreement to extend the date by which we have to file the Registration Statement to December 15, 2006, and to extend the date by which we have to cause the Securities and Exchange Commission to declare the Registration Statement effective to March 14, 2007. Accordingly, TXP cannot currently rely upon access to the $15,000,000 standby equity distribution agreement. See "Risk Factors." Further no assurance can be given that TXP will raise sufficient funds from such financing arrangements, or that TXP will ever produce sufficient revenues to expand its operations to a desirable level, or that a market will develop for its common stock upon which a significant amount of TXP's financing is dependent.

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

Historically, TXP has derived a significant portion of its net sales from a limited number of customers. Its top five customers, which may vary from year to year, represented 80% and 73% of TXP's net sales in fiscal 2004 and 2005, respectively and 57% for the nine months ending September 30, 2006. It expects to continue to depend upon a small number of customers for a significant portion of its net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce its net sales.

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

Five companies represented approximately 52% of TXP's net trade accounts receivable at September 30, 2006, with individual percentages for those companies ranging from 6% to 18%. Its OEM customers direct their sales to a relatively limited number of EMS providers. TXP's management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes TXP to increased credit risks. If one or more of TXP's significant customers were to become insolvent or were otherwise unable to pay it, its results of operations would be harmed.

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

As of September 30, 2006, we had 97,068,282 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into in 2005 and 2006, we also have outstanding secured convertible debentures or an obligation to issue callable secured convertible notes that may be converted into an estimated 11,948,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 4,020,000 shares of common stock.

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

A LOWER STOCK PRICE WILL PROVIDE AN INCENTIVE TO CORNELL TO SELL ADDITIONAL SHARES INTO THE MARKET.

The number of shares that Cornell will receive under the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the debentures. As a result, Cornell will have an incentive to sell as large a number of shares as possible to obtain a lower conversion price. This will lead to greater dilution of exiting shareholders and a reduction of the value of their investment

THE ISSUANCE OF OUR STOCK UPON THE CONVERSION OF THE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE THE EXISTING STOCKHOLDER'S EQUITY AND VOTING RIGHTS. .

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

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS .

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

In connection with the Securities Purchase Agreements we entered into in 2005 and 2006, we executed a Security Agreement in favor of the investors granting them a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreements, Convertible Debentures, Warrants, or Security Agreement, Cornell has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

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

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2006.

TXP CORPORATION

/s/ Michael Shores
Michael Shores Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce Chief Financial Officer (Principal Accounting and Financial Officer)