Form 10QSB/A
period 2006-06-30
TXP CORP
filed 2007-02-09
CIK 1171749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on August 8, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended June 30, 2006 for the following reasons:

•
To remove deferred offering costs incurred by TXP related to entering into the $15,000,000 Standby Equity Distribution Agreement with Cornell Capital in August of 2004 when the Company was private. These costs consist of related legal, accounting, and commitment fees and should have been charged to expense on April 28, 2006 upon consummation of the merger and recapitalization when the Company became subject to SAB Topic 5A. According to SAB TOPIC 5A, significant delays in offerings are considered to be aborted and that related offering costs should be expensed.

Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for the second quarter of 2006 giving effect to the restated information see “Management’s Discussion and Analysis or Plan of Operation” and Note 14 to our Financial Statements.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 8, 2006 (the original filing date of the June 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I

Item 1.  Financial Information

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	2006 (unaudited)	2005
ASSETS	(restated)

Current assets
Cash	$205,000	$342,000
Accounts receivable, net of allowance of $7,400	1,248,000	695,000
Inventory	217,000	118,000
Other assets	111,000	79,000
Total current assets	1,781,000	1,234,000

Property and equipment, net	967,000	914,000
Deferred offering costs	—	688,000
Other assets	26,000	25,000

TOTAL ASSETS	$2,774,000	$2,861,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$237,000	$143,000
Current capital lease obligation	43,000	19,000
Line of credit	400,000	250,000
Accounts payable	506,000	477,000
Accrued expenses	323,000	174,000
Total current liabilities	1,509,000	1,063,000

Notes payable, net of current maturities	—	15,000

Capital lease obligation, net of current obligation	56,000	33,000
Convertible debentures, net unamortized discount of $2,106,000 and $163,000 as of June 30,2006 and December 31, 2005, respectively.	276,000	2,187,000

Derivative financial instruments	6,238,000	—

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	8,127,000	3,346,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 96,919,372 and 94,295,715 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.	97,000	94,000

Additional paid in capital	136,000	12,000
Retained earnings	(5,593,000)	(598,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(5,353,000)	(485,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,774,000	$2,861,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues	(restated)		(restated)
Prototyping and assembly	$1,383,000	$790,000	$2,255,000	$1,309,000
Material management services	557,000	656,000	1,187,000	1,248,000
Total Revenues	1,940,000	1,446,000	3,442,000	2,557,000

Cost of sales	1,172,000	934,000	2,215,000	1,707,000

Gross profit	768,000	512,000	1,227,000	850,000
Costs and expenses
Selling, general & administrative	1,422,000	540,000	2,014,000	1,169,000
Depreciation	22,000	15,000	42,000	26,000
Total costs and expenses	1,444,000	555,000	2,056,000	1,195,000

Operating income (loss)	(676,000)	(43,000)	(829,000)	(345,000)

Interest expense, net	(271,000)	(45,000)	(326,000)	(82,000)
Change in fair value of derivative
financial instruments	(4,323,000)	—	(4,323,000)	—
Gain on early extinguishment of debt	465,000	—	465,000	—
Gain on sale of fixed assets	—	—	18,000	—

Loss before income taxes	(4,805,000)	(88,000)	(4,995,000)	(427,000)
Deferred tax expense	—	—	—	—

Net loss	(4,805,000)	(88,000)	(4,995,000)	(427,000)
Foreign currency translation
adjustment	—	—	—	1,000

Comprehensive loss	$(4,805,000)	$(88,000)	$(4,995,000)	$(426,000)
Earnings per share basic and diluted	(.05)	(—)	(.05)	(—)

Weighted average shares outstanding:
basic and diluted	94,933,680	94,295,715	94,616,460	94,295,715

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005(unaudited)

	2006 (unaudited)	2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	(restated)
Net loss	$(4,995,000)	$(427,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	123,000	102,000
Gain on sale of fixed assets	(18,000)	—
Amortization of discount on convertible notes	248,000	35,000
Gain on extinguishment of debt	(465,000)	—
Stock compensation	—	45,000
Changes in assets and liabilities:
Aborted deferred offering costs	697,000	—
Accounts receivable	(553,000)	(831,000)
Inventory	(99,000)	(3,557,000)
Other current assets	(32,000)	(86,000)
Deferred offering costs	(9,000)	(60,000)
Other assets	(1,000)	124,000
Accounts payable	29,000	2,656,000
Accrued expenses	17,000	86,000
Change in fair value of derivative financial instruments	4,323,000	—
Deferred revenue	—	1,501,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(735,000)	(412,000)

CASH FLOWS USED INVESTING ACTIVITIES
Capital expenditures	(155,000)	(340,000)
Proceeds from sale of fixed assets	60,000	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(95,000)	(340,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	480,000	485,000
Line of credit, net	150,000	—
Proceeds from notes payable	150,000	34,000
Repayment of notes payable and capital lease obligation	(87,000)	(74,000)

CASH FLOWS FROM FINANCING ACTIVITIES	693,000	445,000

Effect of currency translation on cash balances	—	1,000

NET DECREASE IN CASH	(137,000)	(306,000)

Cash, beginning of period	342,000	649,000

Cash, end of period	$205,000	$343,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
Six Months Ended June 30, 2006 and 2005 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES (unaudited):

	2006 (unaudited)	2005 (unaudited)
Cash	(restated)

Interest paid	$21,000	$16,000

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$684,000	$—

Liabilities assumed upon merger	$744,000	$—

923,657 shares issued on conversion of debt	$145,000	$—

Property acquired under capital lease obligations	$63,000	$62,000

Modification of debt treated as extinguishment and new debt	$619,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Six Months Ending June 30, 2006 (unaudited) (restated)

	Common Stock		Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Total
	Shares	Amount

Balance, December 31, 2005	221,054,400	$221,000	$(115,000)	$(598,000)	$7,000	$(485,000)

Retroactive restatement due to recapitalization (See Note 3):

Exchange and cancellation of Texas Prototypes, Inc, shares	(221,054,400)	(221,000)	221,000	—	—	—

Issuance of YTXP shares to Texas Prototypes shareholders	89,298,042	89,000	(89,000)	—	—	—

Addition of YTXP shares	4,997,673	5,000	(5,000)	—	—	—

Balance, December 31, 2005 retroactively restated	94,295,715	$94,000	$12,000	$(598,000)	$7,000	$(485,000)

Liabilities assumed upon merger	—	—	(744,000)	—	—	(744,000)

Net Loss	—	—	—	(4,995,000)	—	(4,995,000)

Issuance of shares to extinguish debt	1,700,000	2,000	848,000	—	—	850,000

Shares issued in conversion of debentures	923,657	1,000	144,000	—	—	145,000

Unamortized debt discount charged to APIC on conversion of debentures	—	—	(124,000)	—	—	(124,000)

Balance, June 30, 2006	96,919,372	$97,000	$136,000	$(5,593,000)	$7,000	$(5,353,000)

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

Deferred Offering Costs

Deferred offering costs were costs incurred by TXP related to entering into the $15,000,000 Standby Equity Distribution Agreement (See Note 8 of Financial Statements). These costs consist of related legal, accounting, and commitment fees and were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 3) when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

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

NOTE 15 - RESTATEMENT

The consolidated unaudited financial statements for the three and six months ended June 30, 2006, have been restated to expense deferred offering costs related to entering into the $15,000,000 Standby Equity Distribution Agreement with Cornell Capital in August of 2004 when the Company was private. These costs consist of related legal, accounting, and commitment fees and should have been charged to expense on April 28, 2006 upon consummation of the merger and recapitalization when the Company became subject to SAB Topic 5A. According to SAB TOPIC 5A, significant delays in offerings are considered to be aborted and that related offering costs shouldt be expensed. These restatements had the impact of increasing the net loss for the three and six months ended June 30, 2006 by $697,000 and reducing total assets and stockholders' equity as of June 30, 2006 by $697,000.

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

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, Internet costs, and other administrative expenses. SG&A expenses increased by $882,000 from $540,000 in 2005 to $1,422,000 in 2006. In 2006, TXP incurred approximately $52,000 in legal, accounting and other professional fees related to the merger between YTXP and its wholly owned subsidiary and Texas Prototypes, Inc. TXP also expensed $697,000 of deferred offering costs in accordance with SAB topic topic 5A (See Note 14 for further details). Personnel costs increased as costs increased from $366,000 in 2005 to $506,000 in 2006 or by $140,000. TXP created and filled several new positions including three Vice Presidents, Chief Technology Officer and an administrative clerical position subsequent to June 2005. Certain personnel received raises from the prior year. Rent and utilities decreased $29,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and marketing increased $13,000 due to efforts to increase our product and service awareness and additional travel and expenses related sales calls to customers.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of February 2007.

TXP CORPORATION

/s/ Michael Shores
Michael Shores
Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Accounting and Financial Officer)