Form 10QSB/A
period 2006-09-30
TXP CORP
filed 2007-02-09
CIK 1171749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment 1

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on November 14, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the nine months ended September 30, 2006 for the following reasons:

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

•
To correct presentation of the balance sheet as of September 30, 2007 of a convertible debt and related derivative financial instument maturing in August of 2007 as current liabilities which was initially presented as a non-current liability in the original 10-QSB filed on November 14, 2006.

Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for the third quarter of 2006 giving effect to the restated information see “Management’s Discussion and Analysis or Plan of Operation” and Note 14 to our Financial Statements.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of September 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our September 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of November 14, 2006 (the original filing date of the September 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our September 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the September 30, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I

Item 1.  Financial Information

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	2006 (unaudited)	2005 (audited)
ASSETS	(restated)
Current assets
Cash	$107,000	$342,000
Accounts receivable, net of allowance of $7,400	1,012,000	695,000
Inventory	301,000	118,000
Other assets	303,000	79,000
Total current assets	1,723,000	1,234,000

Property and equipment, net	953,000	914,000
Deferred offering costs	—	688,000
Other assets	13,000	25,000

TOTAL ASSETS	$2,689,000	$2,861,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$171,000	$143,000
Current capital lease obligation	44,000	19,000
Line of credit	400,000	250,000
Current derivative financial instruments	1,751,000	—
Current convertible debentures, net of unamortized discount of $795,000 and $163,000 as of September 30,2006 and December 31, 2005, respectively.	460,000	—
Accounts payable	453,000	477,000
Accrued expenses	322,000	174,000
Total current liabilities	3,601,000	1,063,000
Notes payable, net of current maturities	—	15,000

Capital lease obligation, net of current obligation	44,000	33,000
Convertible debentures, net of unamortized discount of $1,002,000 and $0 as of September 30,2006 and December 31, 2005, respectively.	125,000	2,187,000

Derivative financial instruments	1,947,000	—

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	5,765,000	3,346,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 97,068,282 and 94,295,715 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.	97,000	94,000

Additional paid in capital	205,000	12,000
Retained earnings	(3,385,000)	(598,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(3,076,000)	(485,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,689,000	$2,861,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues			(restated)
Prototyping and assembly	$1,232,000	$5,660,000	$3,487,000	$6,968,000
Material management services	427,000	286,000	1,614,000	1,535,000
Total Revenues	1,659,000	5,946,000	5,101,000	8,503,000

Cost of sales	984,000	4,613,000	3,199,000	6,320,000

Gross profit	675,000	1,333,000	1,902,000	2,183,000

Costs and expenses
Selling, general & administrative	866,000	642,000	2,879,000	1,810,000
Depreciation	24,000	15,000	66,000	41,000
Total costs and expenses	890,000	657,000	2,945,000	1,851,000

Operating income (loss)	(215,000)	676,000	(1,043,000)	332,000

Interest expense, net	(388,000)	(271,000)	(714,000)	(354,000)
Change in fair value of derivative
financial instruments	2,660,000	—	(1,663,000)	—
Gain on early extinguishment of debt	—	—	465,000	—
Other Income	150,000	—	150,000	—
Gain on sale of fixed assets	—	—	18,000	—

Income (loss) before income taxes	2,207,000	405,000	(2,787,000)	(22,000)

Income tax expense	—	—	—	—

Net Income (loss)	2,207,000	405,000	(2,787,000)	(22,000)

Foreign currency translation
adjustment	—	—	—	1,000

Comprehensive income (loss)	$2,207,000	$405,000	$(2,787,000)	$(21,000)

Basic earnings per share	.02	—	(.03)	(—)
Diluted earnings per share	.02	—	(.03)	(—)

Basic weighted average shares outstanding:	96,971,108	94,295,715	95,409,963	94,295,715

Diluted weighted average shares outstanding:	97,349,482	94,295,715	95,409,963	94,295,715

The accompanying notes are an integral part of the consolidated financial statements.

TXP COPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005 (unaudited)

	2006 (unaudited)	2005 (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES	(restated)
Net loss	$(2,787,000)	$(22,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	187,000	161,000
Gain on sale of fixed assets	(18,000)	—
Amortization of discount on convertible notes	557,000	57,000
Gain on extinguishment of debt	(465,000)	—
Stock compensation	69,000	45,000
Changes in assets and liabilities:
Accounts receivable	(317,000)	(1,982,000)
Aborted deferred offering costs	697,000	—
Inventory	(183,000)	12,000
Other current assets	(103,000)	—
Other assets	12,000	99,000
Accounts payable	(24,000)	697,000
Accrued expenses	15,000	63,000
Change in fair value of derivative financial instruments	1,663,000	—
Deferred revenue	—	24,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(697,000)	(846,000)

CASH FLOWS USED INVESTING ACTIVITIES
Capital expenditures	(206,000)	(325,000)
Proceeds from sale of fixed assets	60,000	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(146,000)	(325,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(9,000)	(79,000)
Proceeds from convertible debenture	480,000	485,000
Line of credit, net	150,000	80,000
Proceeds from notes payable	150,000	250,000
Repayment of notes payable and capital lease obligation	(163,000)	(117,000)

CASH FLOWS FROM FINANCING ACTIVITIES	608,000	619,000

Effect of currency translation on cash balances	—	1,000

NET DECREASE IN CASH	(235,000)	(551,000)

Cash, beginning of period	342,000	649,000

Cash, end of period	$107,000	$98,000

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

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Nine Months Ending September 30, 2006 (unaudited) (restated)

	Common Stock
	Shares	Amount	Additional paid in capital	Retained earnings (deficit)	Accumulated Other comprehensive income	Total
Balance, December 31, 2005	221,054,400	$221,000	$(115,000)	$(598,000)	$7,000	$(485,000)

Retroactive restatement due to recapitalization (See Note 3):

Exchange and cancellation of Texas Prototypes, Inc, shares	(221,054,400)	(221,000)	221,000	—	—	—

Issuance of YTXP shares to Texas Prototypes shareholders	89,298,042	89,000	(89,000)	—	—	—

Addition of YTXP shares	4,997,673	5,000	(5,000)	—	—	—

Balance, December 31, 2005 retroactively restated	94,295,715	94,000	12,000	(598,000)	7,000	(485,000)

Liabilities assumed upon merger	—	—	(744,000)	—	—	(744,000)

Net Loss	—	—	—	(2,787,000)	—	(2,787,000)

Issuance of shares to extinguish debt	1,700,000	2,000	848,000	—	—	850,000

Stock compensation: options awarded to employees	—	—	8,000	—	—	8,000

Stock compensation: shares awarded to employees	149,000	—	61,000			61,000

Shares issued in conversion of debentures	923,567	1,000	144,000	—	—	145,000

Unamortized debt discount charged to APIC on conversion of debentures	—	—	(124,000)	—	—	(124,000)

Balance, September 30, 2006	97,068,282	$97,000	$205,000	$(3,385,000)	$7,000	$(3,076,000)

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$2,207	$405	$(2,787),		$(21)

Denominator:
Denominator for basic net income per share—weighted average shares	96,971,108	94,295,715	95,409,963		94,295,715
Dilutive potential employee common stock options	378,374	(—)	(—)		(—)

Denominator for diluted net income per share—adjusted weighted average shares	97,349,482	94,295,715	95,409,963		94,295,715

Basic net income per share	$0.02	$—	$(0.03)	$	(—)

Diluted net income per share	$0.02	$—	$(0.03)	$	(—)

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

NOTE 17 - RESTATEMENT

The consolidated unaudited financial statements for the three and nine months ended September 30, 2006, have been restated to expense deferred offering costs related to entering into the $15,000,000 Standby Equity Distribution Agreement with Cornell Capital in August of 2004 when the Company was private. These costs consist of related legal, accounting, and commitment fees and should have been charged to expense on April 28, 2006 upon consummation of the merger and recapitalization when the Company became subject to SAB Topic 5A.  According to SAB TOPIC 5A, significant delays in offerings are considered to be aborted and that related offering costs should be expensed. These restatements had the impact of increasing the net loss for the nine months ended September 30, 2006 by $697,000 and reducing total assets and stockholders' equity as of September 30, 2006 by $697,000. Additionally we presented a convertible debt and related derivative financial instument maturing in August of 2007 as non-current liabilities which were initially presented as non-current liabilities in the original 10-QSB filed on November 14, 2006. There was no effect on total assets, total liabilities, or net income as of September 30, 2007 or for the three and nine months ending September 30, 2007 as a result of this correction.

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

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SG&A expenses increased by $1,069,000 from $1,810,000 in 2005 to $2,879,000 in 2006. In 2006, the TXP incurred approximately $52,000 in legal, accounting and other professional fees related to the merger between YTXP and its wholly owned subsidiary and Texas Prototypes, Inc. In addition, TXP expensed deferred offering costs of $697,000 related to the standby equity distribution agreement with Cornell in accordance with SAB Topic 5A which considers significant delays in offering to be aborted for accounting purposes. Personnel costs increased as costs increased from $1,188,000 in 2005 to $1,610,000 in 2006 or by $422,000. Included in this increase was approximately $70,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2006. TXP created and filled several new positions including three Vice Presidents, Chief Technology Officer and an administrative clerical position subsequent to June 2005 and certain personnel have received raises from the prior year. Rent and utilities decreased $85,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and Marketing decreased $45,000 due to cost incurred in 2005 related to a trade show that the Company did not participate in 2006. Professional Fees increased by $49,000 as legal, accounting and transfer agent fees increased due to the company becoming public in April of 2006.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8thday of February 2007.

TXP CORPORATION

/s/ Michael Shores
Michael Shores Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce Chief Financial Officer (Principal Accounting and Financial Officer)