Form 10KSB
period 2006-12-31
TXP CORP
filed 2007-04-09
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number: 000-49743

__________________________________

TXP CORPORATION

(Exact name of small business issuer as specified
in its charter)
Nevada	88-0443110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1299 Commerce Drive Richardson, Texas	75081
(Address of principal executive offices)	(Zip Code)
__________________________________

Issuer’s telephone number, including area code: (214) 575-9300
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $8,228,000.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 26, 2007 was $9,945,809.

The number of shares outstanding of the issuer’s Common Stock as of March 26, 2007 was 104,080,623 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TXP CORPORATION

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF THE BUSINESS

We are a provider of Pre-Manufacturing Services for the global electronics industry, supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. Pre-Manufacturing, also referred to as pre-production, consists of the initial activities required to prepare a product for manufacturing. The success of these early activities directly impacts the speed with which a product can be brought to market. Pre-Manufacturing Services generally include: electrical design of the product, design and fabrication of the printed circuit board (PCB) based on the design, development of the material supply chain for parts required to build the desired electronic product, manufacture of a small number of initial prototype boards, development of procedures and protocol for testing the proper functioning of the assembled boards, manufacture of another small set of PCB’s (referred to as a pilot production) to effectively confirm the manufacturing process, and then the transfer of all product build data into a production environment.

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT’s”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

Company History

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001, we changed our name to Stock Market Solutions, Inc. (“SMS”).

Our company was originally founded to assist professional mutual and hedge fund traders and managers, as well as individual investors, to more skillfully trade in the stock market. We were inactive until entering the development stage in January 1999. We intended to offer a teaching and a computer-trading program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20 th century stock market trader, Jesse Livermore.

On June 13, 2005, we and our wholly-owned subsidiary of SMS entered into an Agreement and Plan of Merger with Texas Prototypes, Inc. (“TXP”) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the Merger Agreement, the principal requirement being the completion of the reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into a wholly owned subsidiary of SMS and the separate corporate existence of such subsidiary ceased. TXP continued as the surviving corporation.

On March 31, 2006, SMS obtained the majority vote of its shareholders necessary to effectuate the 1 for 10 reverse stock split. On April 26, 2006, the Certificate of Merger between TXP and a wholly owned subsidiary of SMS was filed with the Secretary of State of the State of Texas. The directors and officers of TXP were appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the President and CFO of TXP, respectively, were appointed as directors and officers of SMS, and Richard Smitten resigned as the Chief Executive Officer and sole director of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the Merger Agreement on April 28, 2006.

On April 21, 2006, we changed our name to YTXP Corporation, in anticipation of a reverse merger with a wholly owned subsidiary of SMS and Texas Prototypes, Inc., and our stock symbol was changed to “YTXO”. In addition, on July 14, 2006 we changed our name to TXP Corporation and our stock symbol was changed to “TXPO”. Further, on July 14, 2006 we amended our articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 300,000,000 shares.

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

In Q4 of 2006, we hired Siemens' former ONT development team and created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT’s”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale.

Description of Our Business

We are a global provider of Pre-Manufacturing Services for the electronics industry. We support original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. We focus in design and supply chain solutions services for new product development which include PCB layout, signal integrity analysis, prototyping and quick-turn electronic assembly, new product introduction, pilot production, material supply chain development as well as the transfer of product build data into production.

Our core technology focus is on complex printed circuit board assemblies for high speed, digital, analog, and RF technologies and other industries that require complementary service requirements. By working closely with our customers' engineering groups and being highly responsive to their requirements throughout the design processes, we believe that we can be an integral part of its customers' operations, accelerate their time-to-market and time-to-volume productions and reduce their overall product costs.

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT’s”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. We believe that we can leverage our pre-manufacturing services and the expertise of our development team to significantly decrease the time to market for our ONT products for software and hardware enhancements and design to cost efforts. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

Our Pre-Manufacturing Services

Many within the electronics industry, including original equipment manufacturers, original design manufacturers, and contract manufacturers, frequently spend unnecessary money and time, bringing new products from prototype to mass production. We believe that outsourcing these pre-manufacturing services to us can rapidly and cost-effectively bridge the gap between engineering design and production by first validating the functionality of the product, and improving the product's manufacturability. This in turn accelerates our clients' time-to-market and may significantly reduce production costs.

Although our core business focus is the technology sector of the communications equipment industry, our customer base is growing and now spans a broad range of industry segments which include automotive, communications, computing (including desktop and notebook computers, peripherals, and storage) consumer, handheld devices, IT infrastructure, instrumentation, medical, military, and networking/datacom.

We believe that we have become an integral bridge between the engineering and manufacturing divisions of our customers. We offer customers supply-chain solutions and services that require the outsourcing of new product development, including prototyping and quick-turn electronic assembly, new product introduction, pilot production, material and supply chain management as well as the transfer of customers' product programs into production. By working closely with our customers and being highly responsive to their requirements throughout the design processes, our management believes that we can be an integral part of their operations, accelerate their time-to-market and time-to-volume production, and reduce their product costs.

Due to the intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products and the pressure on OEMs and CMs to reduce product costs, increasingly shorter product lifecycles, increased time-to-market needs, and the demand for the type of supply chain services, an increasing number of OEMs in the electronics industry utilize advanced electronics manufacturing services (EMS) providers, such as us, to assist with their business, product development and manufacturing strategies. This allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, in addition to EMS economies of scale, enabling OEMs to concentrate on intellectual property, product research and development, marketing and sales. Our management believes that by developing strategic relationships with the OEMs and CM providers, it can enhance their competitive position by:

•	Reducing design, engineering and product development costs;

•	Accelerating time-to-market and time-to-volume production;

•	Reducing capital investment requirements and fixed costs;

•	Improving inventory management and purchasing power;

•	Reducing the cost of new product introduction to production; and

•	Providing worldwide access and transfer of manufacturing and logistics.

We compete primarily in the time-critical segment of the EMS industry. We focus on prototyping and the quick turn market sector of the EMS industry, which at this point is highly fragmented. We compete against small independent private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of OEMs. Our management believes that competition in the market segment we serve is less driven by price because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time. Accordingly, we compete primarily on the basis of quick turnaround, product quality and customer service.

We believe, along with many of the CMs, that the market for EMS will continue to grow, driven largely by the need of OEMs for increased flexibility to respond to the rapid changes in markets and technologies and to reduce manufacturing costs. We further believe OEMs need advanced outsourced design, engineering and manufacturing capabilities to meet the increased complexity and shorter life cycles of today's electronic products.

Over the past two years, we have focused on enhancing our business by developing our services. We began as a quick-turn prototyping business in 2002, and then in Q4 of 2004, we added a PCB design group to expand our offering. This allowed us to assist customers in designing of how the parts and connections on a printed circuit board will be configured and operate; also taking into account was increasing the efficiency in which the product would be mass produced. In Q2 2005, we added a photonics group as we began to pursue business in this industry sector. In Q3 2005, we added a mechanical engineering services to our offerings. Our management believes that we are now well positioned to help our customers with their entire product development and introduction processes, from prototyping through complete program transfer to volume production.

Our complete capabilities include:

•
Electronic technology manufacturing road mapping: creation of a plan for increasingly improving the electronics manufacturing process for a product based on most appropriate and technologically advanced assembly technologies.

•
New product development: the complete process of bringing a new product or service to market. There are two parallel paths involved in the NPD process: one involves the idea generation, product design, and detail engineering; the other involves market research and marketing analysis. Companies typically see new product development as the first stage in generating and commercializing new products within the overall strategic process of product life cycle management used to maintain or grow their market share.

•	PCB layout: the design of how the parts and connections on a printed circuit board will be configured and operate.

•	Simulation: testing in simulated environments to predict expected results.

•	Test development: creating the procedures and protocol for testing the proper functioning of the assembled PCBs.

•
Quick-Turn prototyping assembly: the process of quickly configuring a working model (a prototype) in order to test various aspects of a design, illustrate ideas or features and gather early user feedback.

•	Surface mount technology (SMT): robotic machines that place electronic parts onto printed circuit boards.

•
Backplanes: a circuit board (usually a printed circuit board) that connects several connectors in parallel to each other, so that each pin of each connector is linked to the same relative pin of all the other connectors, forming a computer bus. It is used as a backbone to connect several printed circuit board cards together to make up a complete computer system.

•	Optoelectronics: the study and application of electronic devices that interact with light, and thus is usually considered a sub-field of photonics.

•	Photonics: the science and technology of generating, controlling, and detecting photons, particularly in the visible light and near infra-red spectrum.

•	Process development: assisting engineers to develop manufacturing build processes so that they can be effectively transferred overseas.

•	Complex spot-builds: high-density prototyping on a one-time basis.

•	Pilot production: manufacture of a limited quantity of PCBs after initial prototypes to effectively confirm the manufacturing process.

•	New product introduction: process for transferring manufacturing process into a production environment.

•
Mechanical engineering and thermal analysis: the application for engineering principles to design tangible objects such as machinery, equipment etc. Thermal analysis is the analysis of material properties as they change with temperature.

•	System assembly & integration; the process of putting together a final product by assembling all related parts.

•	Production transfer: shifting the manufacturing process and all related documentation and data from one manufacturing facility to another.

•	Global program transfer: moving the manufacturing process and all related documentation and data to a manufacturing facility located in a different geographic region, usually low-cost.

•	Material and supply chain development: developing processes and procedures for establishing the supply and purchase of materials and goods from raw materials to final product

The foundation of our business strategy is to provide customers with the ability to focus on their core competencies of intellectual property, product development, marketing and branding, while utilizing global outsourcing supply chain partners to reduce product costs.

Our pre-manufacturing services strategy addresses the outsourcing supply chain model in the prototyping and quick turn market segments. The pre-manufacturing services that we provide in this market segment include engineering, product development, PCB layout, prototyping, design for ease of manufacturing, material supply chain development, and functional test development.

We are planning to expand our design and prototyping manufacturing resources, as well as providing additional technology prototyping services in advanced component packaging and photonics assembly services.

Prototyping

Our prototyping services are performed at our design facility in Richardson, Texas.

Prototyping - SMT. The components, subassemblies and finished products produced by our company incorporate advanced interconnect, miniaturization and packaging technologies, such as surface mount technology, multi-chip modules, ball grid array and micro ball grid array as well as chip scale packaging. We offer customers looking for prototype expertise in manufacturing a broad array of products, ranging from high-volume PC motherboards to advanced communication and networking cards. We have combined advanced assembly processes, innovative techniques, along with highly skilled personnel resources, to extend in the development of advanced assembly technology.

Prototyping -Photonics/Optoelectronics. We offer prototyping services of optical subsystems, with an emerging optical assembly integrator with engineering and assembly services for design, manufacturing and testing. Our capabilities include fiber splicing, connections and fiber routing for optoelectronic modules.

Our engineering staff works with our customers' engineers to develop a technology fit for the customer's specific needs, actively assisting customers with initial product design to facilitate manufacturing of the product.

Our management believes our pilot production assembly expertise allows our customers to achieve long term significant improvement in cycle time, asset utilization, reliability, flexibility and responsiveness.

Materials Management

Our company has expertise in materials management. Our staff of engineers can qualify components and audit vendors. Materials and customer kits are inventoried and kept in controlled access and secured storage areas. We work with both customers and vendors to ensure that the best price is negotiated on materials and that they arrive on schedule. We also support dual vendor sourcing on critical components to relieve manufacturing constraints.

Our company's expanded material supply chain services include, but are not limited to, the following:

•	Intuitive MRP (“Manufacturing Resource Planning”) system: Our third party MRP system used to plan and manage manufacturing operations.

•
Dedicated engineering procurement team- We have a dedicated team experienced in procuring materials for engineering manufacturing which generally includes locating and procuring at lesser material volumes than production. Frequently we use specialized brokers or obtain samples to reduce costs for our customers.

•	On-site kitting materials support: We have a dedicated team that supports preparing the materials either procured by us or provided by our customers for customer assembly projects.

•	Seamless, secure connectivity options: We provide various means for our customers to provide engineering data via the internet including secure file transfer protocol.

•	Global supply chain sourcing: Assisting our customers with the process of identifying, conducting negotiations with, and forming supply agreements with vendors of goods and services

Competition

We are, and will continue to be, subject to intense competition as the electronics industry continues to grow. Large companies with greater financial and managerial resources than ours, and greater name recognition, are offering pre-manufacturing services solutions. While certain market overlaps exist between our product and other solutions, we believe that our pre-manufacturing services are designed to provide unique competitive advantages. As the market for electronics continues to mature, new players may enter the market competing directly or indirectly with us.

However, our management believes that competition in the market segment we serves is less driven by price because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time, and therefore we compete primarily on the basis of quick turnaround, product quality and customer service.

Our iPhotonics Products and Services

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT’s”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. We believe that we can leverage our pre-manufacturing services and the expertise of our development team to significantly decrease the time to market for our ONT products for software and hardware enhancements and design to cost efforts. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

Products Portfolio

BPON Family of ONT’S:

•	SFU (Single Family Unit): For triple play (date, voice and video) high speed access for resident end customers of wire-line carriers.

•	MDU (Multi-Dwelling Unit): For triple play (date, voice and video) high speed access for residents and business end customers of wire-line carriers.

•	SBU (Small Business Units): For triple play (date, voice and video) high speed access for business end customers of wire-line carriers.

GPON Family including data Ethernet of ONT’S:

•	E-SFU (Ethernet-Single Family Unit): For triple play (date, voice and video) high speed access for resident end customers of wire-line carriers.

•	SFU (Single Family Unit): For triple play (date, voice and video) high speed access for residents and business end customers of wire-line carriers.
•
•	SBU (Small Business Unit): For triple play (date, voice and video) high speed access for business end customers of wire-line carriers.

Our development capabilities and technical competencies include:

•	System architecture - new system design layout focusing on appropriate hardware and software functions and product cost issues
•	GPON FPGA technology - hardware ship design source code for physical layer GPON physical interface control
•	GPON SW stacks- message interface communications protocol for PON
•	Interoperability - experience with working against multiple vendors' central office equipment
•	Standards representation - Participation in International standards bodies governing PON, DSL and Voice of IP technical requirements
•	Protocols - ATM - IP routing/switching/security - Data switching and control mechanisms
•	TDM voice, SIP, H.248, AAL1, and AAL2 - Voice Switching control mechanisms
•	FPGA architecture and implementation - programmable gate arrays
•	Design to cost evolution - reducing and refining design cost, while maintaining adherence to requirements
•	Development environment infrastructure - ISO compliant, strict analysis and design methodology and tooling for developing hardware, software and mechanical designs
•	Simulation and automation - use of offline tools to validate design quality
•	Analog/power supply design - integrated circuit designs to deliver power at proper voltages to PCB components
•
Analog design, optics, RF video, and emissions - delivery of cable TV signals, integrated optical design blocks for PON interface and designs that meet strict emissions requirements for FCC and other standards bodies

•	NEBS quality mechanical design and packaging - strict set of design guidelines and requirements dictated by Telcordia for use on North American carrier product deployments

Our ONT development team has been working specifically in the area of passive optical networks since 2003. The team has worked together for an average of eighteen (18) years in multiple disciplines of telecommunications. The team’s heritage is in Class 5 central office development, and continued through the migration of the TDM networks with an emphasis on remote distributed architecture. The team has also been responsible for various developments within the ATM broadband multimedia access products and gateways.

Competition within the ONT Market

Competition in the ONT customer premises equipment market is intense, and we expect competition to increase. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. In addition, many of our competitors are able to offer their customers a range of products of which the ONT premises equipment is only one element. Customers may prefer to purchase from fewer vendors, and may therefore favor competitors with broader product offerings. If we are unable to compete successfully, our business will be harmed and our results of operations and financial condition would be adversely affected. We cannot assure you that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. Competitive pressures could adversely affect us in the following ways once sales commence, if they commence at all:

•	reduce demand for our products if customers shift their purchasing to competitors; or

•	cause us to reduce prices on our existing or future products and thereby adversely affect our gross margins.

Government Regulation

We are subject to various federal, state, and local laws affecting electronic and communication businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us. We are also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, we believe we are in compliance with such laws and regulations and our compliance with all these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Employees

As of March 26, 2007, we had a total of 82 full-time employees of which 35 were devoted to our iPhotonic’s business. None of our employees are covered by the by collective bargaining agreements. We believe that our relations with our employees are good.

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described herein. If any of the risks discussed herein actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this 10-KSB are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

Risks Related to Our Business and Financial Condition

We have a history of losses, which may continue in the future and which may cause us to curtail operations.

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively. Our accumulated deficit was $5,190,000 at December 31, 2006 and $598,000 at December 31, 2005. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

We are an early-stage company with a short operating history, which makes it difficult to evaluate our current business and future prospects.

We have a limited operating history upon which to base an evaluation of our current business and future prospects. We were founded in March 2002 and began selling our services that same month. Our limited operating history makes evaluating our business and prospects very difficult. These risks and difficulties include, but are not limited to, the following:

•	Our new business and technology models;

•	a limited number of service offerings and risks associated with developing new service offerings;

•	the difficulties we face in managing rapid growth in personnel and operations;

•	the negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our service;

•	the failure to perform our service at our customers' expectations including quick turnaround and product quality;

•	the timing and success of new service introductions and new technologies by our competitors; and

•	our ability to build brand awareness in a highly fragmented market.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

Because a small number of customers account for a substantial portion of our net sales, our net sales could decline significantly if we lose a major customer or a major customer orders fewer of our services or cancels or delays orders.

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year, represented 54% and 80% of our net sales in fiscal 2006 and 2005, respectively. AMX Corporation, Siemens Networks GmbH & Co. KG, and Flextronics accounted for 18%, 12%, and 11% respectively of net sales in 2006 while no other customer accounted for more than 10% of net sales for 2006. Foxconn NSG Technology accounted for approximately 55% of net sales in 2005 while no other customer accounted for more than 10% of net sales for 2005. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales.

Because We Generally Do Not Have Long-Term Contracts With  Our Customers, We Are Subject To Uncertainties And Variability In Demand By Our Customers, Which Could Decrease Net Sales And Negatively Affect Our Operating Results.

As is common in our industry, we generally do not have long-term contracts with our customers, and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers have no obligation to order from us and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by its customers vary due to:

•	fluctuation in demand for our customers' products;

•	changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of prototyping contract manufacturers used;

•	customers' inventory management; and

•	changes in new product introductions.

We have experienced terminations, reductions and delays in its customers' orders. Further terminations, reductions or delays in its customers' orders could lower our production asset utilization, which would lower our gross margins, decrease our net sales and negatively affect our business.

 Because we have only one facility, we could be harmed by adverse weather or operating conditions.

Our only facility is located in Richardson, Texas. Our inability to continue production at this facility as a result of weather conditions, or a prolonged power shortage, fire or other natural disaster, could prevent us from supplying products to our customers, and could harm our business, results of operations and financial condition.

Products we assemble may contain defects, which could result in reduced demand for our services and liability claims against us.

Our company assembles highly complex products to our customers' specifications. These products may contain assembly errors or failures despite our quality control and quality assurance efforts. Defects in the products we assemble, whether caused by a design, assembly or materials failure or error, may result in delayed shipments, customer dissatisfaction, and/or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although sales arrangements generally contain provisions designed to limit our exposure to liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Our company is exposed to the credit risk of some of our customers as a result of a concentration of our customer base.

Most of our sales are on an "open credit" basis, with standard industry payment terms. We monitor individual customer payment capability in granting open credit arrangements, and seek to limit open credit to amounts our management believes the customers can pay. Further, we maintain reserves we believe are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the global economy and the electronics industry, our exposure to credit risks from our customers increases. Although we have programs in place to monitor and mitigate the associated risk, those programs may not be effective in reducing our credit risks.

Five companies represented approximately 68% of our net trade accounts receivable at December 31, 2006, with individual percentages for those companies ranging from 6% to 31%. Our OEM customers direct their sales to a relatively limited number of EMS providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Our Company depends on industries that continually produce technologically advanced products with short life cycles.

Factors affecting these industries in general could seriously harm our customers and, as a result, our company. These factors include:

•	slower changes in technology, which result in longer product life cycles;

•	lack of competitive pressure on our customers to develop new products;

•	the inability of our customers to successfully develop new product innovations, and the failure of these innovations to gain widespread market acceptance for commercialization; and

•	maturation of the technology markets served by our customers or market periods characterized by a lack of disruptions in the enabling technology.

If our company cannot deliver the customized complex products in the time demanded by our customers, we will be unable to attract new customers.

Our future success depends upon our ability to respond quickly to the needs of our customers and to analyze and advise regarding the best design of complex products in a quick and cost efficient manner.

In the past, our customers have canceled their orders, changed pre-production quantities or locations or delayed pre-production and new product design cycles, and may do so again in the future.

As a provider of electronic pre-manufacturing services, we must provide increasingly rapid product turnaround for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead-times in customer orders. Customers cancel their orders, change pre-production quantities, and delay pre-production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of our customers delaying prototyping of products that they are to assemble in a period, causing a delay in repayment of their expenditures for inventory in preparation for customer orders and lower asset utilization, resulting in lower gross margins.

In addition, our management makes significant decisions, including determining the levels of business that it seeks and accepts, production schedules, component procurement commitments, personnel needs and other resource requirements, based on its estimates of customer requirements. The short-term nature of our customers' commitments and rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. This makes it difficult to schedule prototyping production and maximize utilization of our operating capacity. We may be forced to increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which may cause reductions in our gross margins if customer orders are cancelled. Anticipated orders may not materialize and delivery schedules may be deferred as a result of changes in demand for our customers' products. On occasion, customers may require increases in production development services, which strain our resources and reduce our margins. Although we have increased our capacity, and may plan further increases, we may not have significant capacity at any given time to meet our customers' demands. In addition, because many of our cost and operating expenses are relatively fixed, a reduction in customer demand harms may harm our gross profit and operating income.

Our Operating Results May Vary Significantly From Period To Period.

We experience significant fluctuations in our results of operations. Some of the principal factors that contribute to these fluctuations are:

• changes in demand for our services;

• our effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

• changes in our low volume, high mix, high complexity manufacturing requirements;

• changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

• the degree to which we are able to utilize our available manufacturing capacity;

• our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate prototyping needs;

• local conditions and events that may effect our production volumes, such as labor conditions, political instability and local holidays; and

• changes in demand in our customers' end markets.

Intellectual property infringement claims against our customers could harm our business.

Customers for our services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

We depend on the continuing trend of outsourcing by OEMs.

Future growth in our revenue depends on new outsourcing opportunities in which we assume additional manufacturing and design responsibilities from OEMs. To the extent that these opportunities are not available, either because OEMs decide to perform these functions internally or because they use other providers of these services, our future growth would be limited.

Our industry is extremely competitive.

The prototyping and quick turn sector of the electronics manufacturing services industry is extremely competitive and highly fragmented. We principally compete in the time-critical segment of the industry against small independent private companies and integrated subsidiaries of large, broadly based volume producers, as well as the internal capacity of OEMs. Our management believes that competition in the market segment we serve is less driven by price because customers are willing to pay a premium for a responsive, broad-reaching capability to design customized complex products in a very short time. Accordingly, we compete primarily on the basis of quick turnaround, product quality and customer service.

Our customers may be adversely affected by rapid technological change, which may decrease our revenues.

Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in a disruption in a product's development life cycle. Customers may be adversely affected by maturation of the technology markets they serve. This lack of innovation and competitive pressure in technology development could impact the research and development plans of some technology companies. Our success will depend largely on the success achieved by our customers in continually developing and marketing new products. If the technologies or product development activity supported by our customers mature, our business could be adversely affected.

Our limited operating history may impede acceptance of our service by medium-sized and large customers and reduce our revenues.

Although we compete in a highly fragmented market, our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our service by medium-sized and large businesses. Our efforts to sell to these customers may not be successful. In particular, because we are a relatively new company with a limited operating history, these target customers may have concerns regarding our viability and may prefer to purchase services from one of our larger, more established competitors. Even if we are able to sell our services to these types of customers, they may insist on additional assurances from us that we will be able to provide adequate levels of service, which could harm our business.

As More Of Our Sales Efforts Are Targeted At Larger Customers, Our Sales Cycle May Become More Time-Consuming And Expensive, Potentially Diverting Resources And Reducing Our Revenues.

As we target more of our sales efforts at larger customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer's decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education to prospective customers regarding the use and benefits of our service. In addition, larger customers may demand more customization, services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.

If We Fail To Develop Our Brand Cost-Effectively, Our Revenues May Decline.

Our management believes that developing and maintaining awareness of our brand in a cost-effective manner are critical to achieving widespread acceptance of our existing and future services and are important elements in attracting new customers. Furthermore, management believes that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We Are Subject To Environmental Compliance Risks.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Further, environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Currently unexpected costs that we may incur with respect to environmental matters may result in loss contingencies, the quantification of which cannot be determined at this time.

If we lose key employees and consultant or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, including Mr. Michael Shores, our Chief Executive Officer, who has been critical to the development of our technologies and business. The loss of the services of Mr. Shores could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Shores. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development state company to a company with commercialized products and services. If we were to lose Mr. Shores, or any other key consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

Risks Relating to Our Newly Formed Optical Networking Terminal (“ONT”) Business Unit.

We May Need to Raise Additional Funds In Order Achieve ONT Business Objectives.

We may be required to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of significant revenues from sales of our ONT products. At the present time, we have no legally binding commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our Common Stock.

We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all.

If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell out assets or shut down the company and cease operations.

We have a limited operating history, few customers and no contracts and, as a result, it is difficult to predict our future results of operations.

We have a limited operating history upon which to evaluate our ONT offering. We have just commenced product shipments to date and have few customers and no contracts. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such this one.

Our ability to become operationally profitable will depend on a number of factors, many of which are beyond our control. These factors include:

• the rate of market acceptance of fiber to premise in general and the demand for our products in particular;

• our ability to acquire customers and contracts for our products.

• our ability to establish a viable contract manufacturing source for production of our products;

• the competitive environment for ONT customer premises equipment and the rate at which the prices that we are able to command for our products may decline; and

• our ability to achieve manufacturing and operational efficiencies as we implement our operations.

Due to these factors, we cannot forecast with any degree of accuracy when or if we will become operationally profitable or, if we achieve such profitability, that we would be able to sustain it.

Our potential customer base is concentrated, and the lack of acquisition of one or more of potential customers could harm our business.

A substantial majority of potential end users of our ONT Products in the U.S. and in other countries are a relatively small number of network service providers. If we are not successful in establishing relationships with these few network service providers or their OEMS that supply them, our business will be harmed.

Competition within the Optical Network Terminal market is intense and includes numerous, well established competitors. If we are unable to compete effectively, our business would be harmed.

Competition in the ONT customer premises equipment market is intense, and we expect competition to increase. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. In addition, many of our competitors are able to offer their customers a range of products of which the ONT premises equipment is only one element. Customers may prefer to purchase from fewer vendors, and may therefore favor competitors with broader product offerings. If we are unable to compete successfully, our business will be harmed and our results of operations and financial condition would be adversely affected. We cannot assure you that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. Competitive pressures could adversely affect us in the following ways once sales commence, if they commence at all:

  • reduce demand for our products if customers shift their purchasing to competitors; or

   • cause us to reduce prices on our existing or future products and thereby adversely affect our gross margins.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and emerging industry standards would adversely impact our ability to sell our products.

  The market for ONT's is characterized by rapidly changing customer demands and short product life cycles. If our product development and enhancements take longer than planned, the availability of our products would be delayed. Any such delay could adversely impact our ability to sell our products and our results of operations and financial condition would be adversely affected. Our future success will depend in large part upon our ability to:

• identify and respond to emerging technological trends in the market;

• develop and maintain competitive products that meet changing customer demands;

• enhance our products by adding innovative features that differentiate our products from those of our competitors;

• bring products to market on a timely basis;

• introduce products that have competitive prices; and

• respond effectively to new technological changes or new product announcements by others.

Risks Relating to Our Current Financing Arrangements

There are a large number of shares underlying our convertible notes and warrants that may be registered in the near future and the sale of these shares may depress the market price of our common stock.

As of March 30, 2007, we had 104,080,623 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, we also have outstanding secured convertible note and accrued interest that may be converted into an estimated 12,195,000 shares of common stock at current market prices. In addition, we have outstanding warrants to purchase 13,197,500 shares of common stock. The debentures issued on March 30, 2007 are at a conversion price per share equal to $0.41.

The shares underlying the convertible note and warrants have not been registered but the Company intends to register those shares under Form SB-2. Upon effectiveness of the registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The issuance of our stock upon the conversion of the convertible note could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute the existing stockholder's equity and voting rights. .

The convertible note has the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline.

The issuance of shares upon conversion of the convertible note and exercise of warrants issued to Cornell Capital Partners, L.P. may result in substantial dilution to the interests of other stockholders and a change of control of our company since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

The issuance of shares upon conversion of the convertible note and exercise of warrants issued to Cornell Capital Partners, L.P., and the other selling stockholders with respect to outstanding warrants, may result in substantial dilution to the interests of other stockholders and a change in control of our company since the selling stockholder may ultimately convert and sell the full amount issuable on conversion.

If we are required for any reason to repay our outstanding convertible note, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible note, if required, could result in legal action against us, which could require the sale of substantial assets.

Our convertible note matures three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning in month twelve, we are required to make monthly interest payments and beginning in month eighteen we are required to make principal and interest payments in the amount of $100,000. The principal and interest payments may be deferred but only at the option of Cornell Capital. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to timely file a registration statement or have such registration statement declared effective, could render the entire convertible note and accrued interest immediately due and payable. If we were required to repay the entire convertible note, we would be required to use our limited working capital and raise additional funds. However, our ability to raise additional funds is hindered by the fact that we are required to obtain the consent of the holder in order to engage in any financing for the issuance of our securities or to engage in any secured financing. If we were unable to repay the convertible note when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Securities Purchase Agreement, Secured Convertible Note, Warrants, or Security Agreement, Cornell Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, and Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreements we entered into on March 30, 2007, we executed a Security Agreement in favor of the investors granting them a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreements, Convertible Note, Warrants, or Security Agreement, Cornell has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risk Related to Our Common Stock

There is a limited market for our common stock which may make it more difficult for you to sell your stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol "TXPO.OB." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 1299 Commerce Drive, Richardson, TX 75081. We lease our facilities and lease payments for fiscal 2006 and 2005 amounted to $198,000 and $172,000, respectively. Our facilities lease was executed in December 2004 and commenced in March of 2005 and terminates in March of 2010. Our lease was amended effective November 15, 2006 to include approximately 16,500 additional square feet. The incremental monthly lease payment is approximately $7,000 per month for the term of the lease. Total annual lease payments are as follows: $284,000, $292,000, $298,000, and $60,000 for the years ending December 31, 2007, 2008, 2009, and 2010, respectively. We believe that our facilities are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no submissions of matters to a vote of security holders during Q4 of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "TXPO." On July 14, 2006, we changed our name from YTXP Corporation to TXP Corporation and our symbol was changed from “YTXO” to “TXPO.” Prior to the completion of the merger with Texas Prototypes, Inc., our common stock traded on the OTC Bulletin Board under the symbol “SMKT,” and later “SMSO.” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2007	High	Low

First Quarter ended March 31, 2007*	$0.45	$0.20

Year Ended December 31, 2006	High	Low

First Quarter ended March 31, 2006	$0.68	$0.22
Second Quarter ended June 30, 2006	$0.99	$0.25
Third Quarter ended September 30, 2006	$0.70	$0.27
Fourth Quarter ended December 31, 2006	$0.54	$0.31

Year Ended December 31, 2005	High	Low

First Quarter ended March 31, 2005	$0.60	$0.08
Second Quarter ended June 30, 2005	$0.48	$0.06
Third Quarter ended September 30, 2005	$0.65	$0.18
Fourth Quarter ended December 31, 2005	$0.49	$0.22

Year Ended December 31, 2004	High	Low

First Quarter ended March 31, 2004	$1.10	$0.35
Second Quarter ended June 30, 2004	$0.95	$0.45
Third Quarter ended September 30, 2004	$0.66	$0.31
Fourth Quarter ended December 31, 2004	$0.50	$0.10

*Through March 23, 2007

Number of Stockholders

As of March 26, 2007, there were 56 holders of record of our common stock. The transfer agent of our common stock is Fidelity Transfer Company, 1800 S. West Temple, Suite 301, Salt Lake City, UT 84115.

Dividend Policy

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrans and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.31	7,443,671

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	10,000,000	$0.31	7,443,671

Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued during the fourth quarter of 2006.

On October 11, 2006, we entered into a Securities Purchase Agreement with Kuekenhof Equity Fund, L.P., a qualified institutional buyer that is not affiliated with us or any of the other selling stockholders, pursuant to which we sold an aggregate of $1,500,000 in shares of the Company’s common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $1.00 per share. The entire purchase price of the shares and the warrants was used by us to redeem our principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,500,000.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock. In addition, we have the option to call all or a portion of the warrants so long as (i) the closing bid price of our common stock is trading at or above $1.50 for 20 consecutive trading days immediately preceding the call date, and (ii) the shares of common stock underlying the warrants are registered under an effective registration statement on the call date.

On October 12, 2006, we entered into an Agreement with James Von Ehr, II pursuant to which we issued to the investor five-year warrants to purchase an aggregate of 640,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties. The collateral is to be pledged on behalf of our company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties, as collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, our Chief Executive Officer. The warrants are exercisable into shares of our common stock at a price equal to $0.50 per share. As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee during the Term of 125,000 shares of our common stock (the “Commitment Fee”) no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional Commitment Fee within 90 days after the renewal of the loan by a lender.

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

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

Cautionary and Forward Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this 10-KSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; or

(i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by us in 2006 and any Current Reports on Form 8-K filed by us.

Overview

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001, we changed our name to Stock Market Solutions, Inc.

Our company was originally founded to assist professional mutual and hedge fund traders and managers, as well as individual investors, to more skillfully trade in the stock market. We were inactive until entering the development stage in January 1999. We intended to offer a teaching and a computer-trading program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20 th century stock market trader, Jesse Livermore.

On June 13, 2005, we and a wholly-owned subsidiary of SMS entered into an Agreement and Plan of Merger with Texas Prototypes, Inc. (“TXP”) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the Merger Agreement, the principal requirement being the completion of the reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into a wholly owned subsidiary of SMS and the separate corporate existence of such subsidiary ceased. TXP continued as the surviving corporation.

On March 31, 2006, SMS obtained the majority vote of its shareholders necessary to effectuate the 1 for 10 reverse stock split. On April 26, 2006, the Certificate of Merger between TXP and a wholly owned subsidiary of SMS was filed with the Secretary of State of the State of Texas. The directors and officers of TXP were appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the President and CFO of TXP, respectively, were appointed as directors and officers of SMS, and Richard Smitten resigned as the Chief Executive Officer and sole director of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the Merger Agreement on April 28, 2006.

On April 21, 2006, we changed our name to YTXP Corporation, in anticipation of a reverse merger with a wholly owned subsidiary of SMS and Texas Prototypes, Inc., and our stock symbol was changed to “YTXO”. In addition, on July 14, 2006 we changed our name to TXP Corporation and our stock symbol was changed to “TXPO”. Further, on July 14, 2006 we amended our articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 300,000,000 shares

For accounting purposes, the acquisition has been treated as recapitalization of Texas Prototypes, Inc. with Texas Prototypes, Inc. as the acquirer and as the continuing reporting entity. Accordingly, financial statements filed for post-merger periods will depict the acquisition of YTXP by the accounting acquirer and will include financial statements of the accounting acquirer for the pre-merger comparable periods.

We are a provider of Pre-Manufacturing Services for the global electronics industry, supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. Pre-Manufacturing, also referred to as pre-production, consists of the initial activities required to prepare a product for manufacturing. The success of these early activities directly impacts the speed with which a product can be brought to market. Pre-Manufacturing Services generally include: electrical design of the product, design and fabrication of the printed circuit board (PCB) based on the design, development of the material supply chain for parts required to build the desired electronic product, manufacture of a small number of initial prototype boards, development of procedures and protocol for testing the proper functioning of the assembled boards, manufacture of another small set of PCB's (referred to as a pilot production) to effectively confirm the manufacturing process, and then the transfer of all product build data into a production environment.

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT’s”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively, and incurred a net loss of $4,592,000 and $595,000, respectively.

Our principal executive offices are located at 1299 Commerce Drive Richardson, Texas 75081and our telephone number is (214) 575-9300.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the notes to our consolidated financial statements contained herein. The following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Accounting for Convertible Debentures, Warrants and Derivative Instruments

We account for our embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in our results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

We use the Black Scholes Pricing Model to determine fair values of our derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of our common stock. As a result, the our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

We have penalty provisions in the registration rights agreement of our Cornell debentures and warrants (See NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement for the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007.

On October 11, 2006, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. (See NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007.

We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services
•	Prototyping -Photonics/Optoelectronics services
•	Material supply chain management services
•	Turn-key solution - consists of material supply chain management services and one of the other services listed above
•	Optical Network Terminal (ONT) product and accessory sales
•	ONT design and development services

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

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of ONT’s and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.
ONT design and development services. TXP offers contract services related to the design and development of ONT products and accessories. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally our design and development service costs consist of engineering labor costs.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over estimated useful lives, which are generally three to seven years.

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 ("2006") TO THE YEAR ENDED DECEMBER 31, 2005 ("2005")

Revenues

TXP currently derives the majority of its revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are priced at the cost of the material plus 5% to 25%. Total revenues decreased 12% from $9,400,000 in 2005 to $8,228,000 in 2006 or by $1,172,000. Material supply chain management services increased 23% from $1,914,000 in 2005 to $2,360,000 in 2006. Prototyping and assembly services decreased 35% from $7,486,000 in 2005 to $4,871,000 in 2006 or $2,615,000. In 2005, TXP had revenues of $5,200,000 from a single customer, Foxconn, a multi-billion tier 1 contract manufacturer, related to photonics prototyping project which did not recur in 2006. Excluding the Foxconn project, prototyping and assembly revenues increased $2,585,000 compared to 2005. In 2006, TXP had sales of $1,030,000 to several new customers related to build-to-order tele-communications product assemblies. In addition, TXP had revenues of $997,000 in 2006 related to design and development services performed by its iPhotonics group which was formed in Q4 of 2006. TXP does not expect to generate significant future design and development revenues. The entire $997,000 of design and development services revenue is attributable to design and development work performed for Siemens related to completing certain Optical Network Terminal (“ONT”) development hardware and software releases. The Siemens design and development project was consideration given by TXP in a non-monetary transaction whereby we received certain ONT assets from Siemens (See Note 17 of the audited financial statements included herein for further discussion of the non-monetary transaction). The remaining increase in revenues is attributed to an increasing customer base and continued demand from existing customers. TXP expanded its customer base from 86 in 2005 to 110 in 2006. TXP's top five customers accounted for 80% of revenue in 2005 and 54% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales decreased from $6,916,000 in 2005 to $5,523,000 in 2006 or $1,393,000. Direct costs of $4,133,000 related to the photonics prototyping project completed in Q3 2005 did not recur in 2006. Other direct material costs and production supplies increased from $1,847,000 in 2005 to $2,808,000 in 2006 or $961,000. Manufacturing overhead and labor cost increased from $529,000 in 2005 to $1,240,000 or $711,000 in 2006 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Contract labor directly attributable to prototyping and assembly increased by $144,000 compared to 2005. Direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit increased to $997,000 compared to $0 in 2005.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Margins on prototyping services can range from 30% to 85% while margins on material supply chain management services can range from 5% to 25%. Margins on our design and development services were 0% as the revenues were recorded at our costs which consisted of labor and personnel costs.

Gross profit increased from $2,484,000 in 2005 to $2,705,000 in 2006 or $221,000. Revenues decreased for the same period by $1,172,000. During the same period the gross margin increased from 26% in 2005 to 33% in 2006 due to a positive change in revenue mix compared to 2005 - most significantly the 2005 $5,200,000 photonics prototyping project which did not recur in 2006 on which we realized gross margins of approximately 20%. Additionally, margins on our development and services revenues were negatively impacted in 2006 by approximately 4 percentage points as we did not mark up our costs and thus had no margin on the $997,000 in revenue recognized.

Selling, General and Administrative Expenses

Selling general & administrative expense (“SG&A”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SG&A expenses increased by $1,234,000 from $2,600,000 in 2005 to $3,834,000 in 2006. In 2006, the TXP incurred approximately $52,000 in legal, accounting and other professional fees related to the merger between YTXP and its wholly owned subsidiary and Texas Prototypes, Inc. In addition, TXP expensed deferred offering costs of $697,000 related to the standby equity distribution agreement with Cornell in accordance with SAB Topic 5A which considers significant delays in offering to be aborted for accounting purposes. Personnel costs increased as costs increased from $1,770,000 in 2005 to $2,241,000 in 2006 or by $471,000. Included in this increase was a net increase of approximately $313,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2006 compared to 2005. TXP created and filled several new positions including three Vice Presidents, Chief Technology Officer and an administrative clerical position subsequent to June 2005 and certain personnel have received raises from the prior year. Rent and utilities decreased $123,000 as result of increased allocations to manufacturing overhead as operations expanded. Sales and Marketing decreased $33,000 due to costs incurred in 2005 related to a trade show that we did not participate in 2006. Professional fees increased by $158,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Travel and entertainment costs increased from $65,000 in 2005 to $116,000 as 2006 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit.

Research and Development

Research and development (“R&D”) consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. R&D increased from $0 in 2005 to $52,000 in 2006 as TXP’s iPhotonics’ business unit was established in December of 2006 and prior to that no R&D was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $54,000 in 2005 to $94,000 in 2006. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $411,000 in 2005 to $943,000 in 2006 or by $532,000. Approximately $639,000 of the increase relates to additional amortization of note discounts on our secured convertible debentures issued to Cornell Capital which was partially offset by a decrease of $215,000 related to interest to finance the purchase of materials related to our photonics prototyping project in Q3 2005. TXP amortized $44,000 of debt issue costs to interest expense in 2006 related to its $3 million line of credit which originated in 2006 and there were no debt issue costs in 2005. The remaining increase in interest expense relates to increases on the outstanding balances of our lines credit, loans and capital lease obligations from 2005 to 2006.

Change in Fair Value of Derivative Financial Instruments

Change in fair value of derivative financial instruments was $0 in 2005 compared to $2,703,000 of expense in 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. We had no derivative instrument liabilities in 2005. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt increased from $0 in 2005 to $161,000 in 2006 as a result of the following three transactions:

In June of 2006, we issued 1,700,000 shares of common stock in the exchange for full settlement this $400,000 compensation debenture and another $240,000 convertible debenture assumed by TXP upon the completion of the merger in April 2006. The combined value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. We realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In addition, on June 5, 2006 we issued to Cornell an amended and restated convertible debenture that consolidated all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. We reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. We recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification.

On October 11, 2006, the Company exercised its right to redeem both debentures issued on June 5, 2006. The Company paid Cornell Capital $1,392,000 which was calculated by multiplying the principal balance of both debentures by 120% plus the accrued interest on the debentures. The combined carrying value of both debentures amounted to $1,088,000. The company recorded a $304,000 loss in the consolidated statements of operations on extinguishment of debt related to the redemption in October of 2006

Other income (loss)

On July 28, 2006 we entered into an Asset Purchase Agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which we sold the assets of our predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the Assets, Mr. Smitten agreed to forgive the repayment of a certain debt that we owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten immediately prior to the merger on April 28, 2006 pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement. We realized a $150,000 gain on extinguishment of debt as a result of the sale.

Liquidity and Capital Resources

TXP's principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2006, TXP had cash and cash equivalents of $228,000.

During 2006, TXP used $2,405,000 in operating activities compared to using $107,000 during 2005. Cash used in operating activities during 2006 reflects $4,592,000 in net loss, $264,000 in depreciation, $716,000 in debt discount amortization, $161,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, $355,000 in stock compensation, $697,000 in aborted deferred offering costs, $1,760,000 in change in fair value of derivative financial instruments and $997,000 in deferred revenue. Accounts receivable, inventory, and other current assets, increased by $281,000, $555,000, $147,000, respectively decreasing working capital. We obtained net cash for working capital changes consisting of decreases in other assets and increases in accounts payable and accrued expenses of $13,000, $436,000, and $105,000 respectively.

Cash used in operating activities during 2005 reflects $595,000 in net loss, $218,000 in depreciation, $80,000 in debt discount amortization, $45,000 in stock compensation expense, and $14,000 in loss on sale of fixed assets. Accounts receivable, inventory, and other current assets increased by $194,000, $33,000, and $16,000 respectively decreasing working capital. TXP obtained cash for working capital changes consisting of increases in accounts payable and accrued expenses of $245,000 and $68,000 as well as a decrease in other assets of $61,000.

During 2006, TXP used $308,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $368,000 net of $60,000 in proceeds received from the sale of fixed assets.

During 2005, TXP used $444,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $492,000 net of $48,000 in proceeds received from the sale of company vehicles.

During 2006, financing activities provided net cash of $2,599,000 as the result of issuances of $550,000 in convertible debentures to Cornell Capital partially offset by fees paid of $70,000 to secure the transaction. Additionally, we received net proceeds of $1,485,000 as a result of issuing 4,687,500 shares of common stock in a private placement. We received proceeds from an unsecured note payable from the majority shareholder, CEO Michael Shores, for $150,000 and draw downs on our lines of credit for $1,150,000. Total repayments on loans and capital lease obligations amounted to $228,000 and total net redemptions amounted to $429,000 on redemptions of convertible debt issued to Cornell Capital.

During 2005, financing activities provided net cash of $242,000 as the result of issuances of $550,000 in convertible debentures to Cornell Capital partially offset by fees paid of $65,000 to secure the transaction as well as short term note payable from a private investor for $250,000 and a draw down our line of credit for $80,000. TXP also had proceeds from other notes payables and capital lease obligations of $96,000. Total repayments on debt amounted to $456,000. Deferred offering cost increased $213,000 further reducing cash provided by financing activities.

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

We are currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. We and Cornell Capital have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance.

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, the Company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture that was issued to Cornell Capital by YTXP (f/k/a Stock Market Solutions Inc) for separate standby equity distribution agreement that was terminated prior to the merger in April of 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The Company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the company. This cost and other costs consisting of related legal, and accounting were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into Securities Purchase Agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at five percent (5%). The terms of this debenture require us to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. The debentures are secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per shares (“Fixed Price”). The fixed price was determined per the provisions of the debenture agreement which stated that fixed price shall be equal to 110% of a post-money market capitalization of $15 million (which shall be calculated by dividing (i) the product of 110% times 15,000,000 by (ii) the total outstanding capital stock of the Company on a fully-diluted basis as of the date our common stock was first quoted on the Over the Counter Bulletin Board. Second, the debentures are convertible at an amount equal to eighty percent (80%) of the volume weighted average price of TXP' common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. . The conversion option, the option to convert at an amount equal to eighty percent (80%) of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date, was then deemed to be financial derivatives under SFAS 133 and EITF 00-19 Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract ("the hybrid instrument") that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this Statement.

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

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

In October of 2006, the Company issued 2,324,841 shares of common stock to Cornell Capital in conversion of $365,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

This convertible debentures were originally discounted by $200,000 which were fees paid to the lenders and further discounted by $1,200,000 upon bifurcation and recording at fair value certain financial derivative instruments embedded within the note in Q2 2006. The discount is being amortized over the life of the notes of three years. At December 31, 2006 the convertible debenture had balance of $467,000 net $423,000 of unamortized discount. As of December 31, 2006, approximately $156,000 of interest has been accrued. The effective interest rate on the debenture is 10.6% compared to the stated interest of 5% which takes into account the debt discount and issue costs related to the debenture.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if eighteen (18) months after the Closing Date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of Common Stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of Common Stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Holder shall have ten (10) business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank Canyon Creek

The Company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and the company is not required to make any payments until the maturity Date. The debentures are convertible at any time into shares of common stock of the company at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by the company, the holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The conversion option to convert at an amount equal to 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion is deemed to be a financial derivative under SFAS 133 and EITF 00-19 Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12 -32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract ("the hybrid instrument") that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this Statement.

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50. The convertible debentures are secured by substantially all the company's assets. On October 11, 2007, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. On October 11, 2006, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

On October 11, 2006, the Company exercised its right to redeem both debentures issued on June 5, 2006. The Company paid Cornell Capital $1,392,000 which was calculated by multiplying the principal balance of both debentures by 120% plus the accrued interest on the debentures. The combined carrying value of both debentures amounted to $1,088,000. The company recorded a $304,000 loss in the consolidated statements of operations on extinguishment of debt related to the redemption in October of 2006.

Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007.

July 2006 Warrants

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with James Von Ehr, II, an accredited investor (the "Investor"), pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

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

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006 (See Note 7).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company has convertible debenture instruments that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding it has sufficient shares authorized and unissued to net-share settle the warrants and must fair value the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

October 2006 Warrants

On October 12, 2006, the Company entered into an Agreement (the "Agreement") with James Von Ehr, II, an accredited investor pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 640,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

In addition, the Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the common stock issuable upon exercise of the Warrants and the common stock issued for the Commitment Fee. The Company is obligated to file the Registration Statement no later than 65 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon exercise of the Warrants have been sold. There are no liquidating damages clauses related to the warrant or agreement with the investor.

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee during the Term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3 million with the First Bank of Canyon Creek in Q4 2006 (See Note 7).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company has convertible debenture instruments that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding it has sufficient shares authorized and unissued to net-share settle the warrants and must fair value the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

October 2006 Securities Purchase Agreement

On October 11, 2006, TXP entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares (the “Shares”) of the Company's common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $1.00 per share (collectively, the “Warrants”). The entire purchase price of the Shares and the Warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

The exercise prices of the Warrants are subject to adjustment in certain events, including, without limitation, upon the Company's consolidation, merger or sale of all of substantially all of its assets, a reclassification of the Company's common stock, or any stock splits, combinations or dividends with respect to the Company's common stock. In addition, the Company has the option to call all or a portion of the Warrants so long as (i) the closing bid price of the Company's common stock is trading at or above $1.50 for 20 consecutive trading days immediately preceding the call date, and (ii) the shares of common stock underlying the Warrants are registered under an effective registration statement on the call date.

Further, the Purchase Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007.

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company has convertible debenture instruments that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding it has sufficient shares authorized and unissued to net-share settle the warrants and must fair value the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

LINES OF CREDIT

Line of Credit April 1, 2006

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 3). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of December 31, 2006 and 2005. The revolving line credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
Maintain a Debt-to-Net Worth Ratio of not greater than 2:1. This ratio is calculated by dividing Total Liabilities by Net Worth (total stockholders' equity) Net worth is to include the subordinated debt in the form of debt owed Cornell Capital and likewise is to be excluded from total liabilities.

•	Maintain a Current Ratio of not less than 1:1:1. This ratio is to be calculated by dividing Total Current Assets by Total Current Liabilities.

•
Maintain a Debt Coverage Ratio of not less than 1.25:1. This ratio is to be calculated by dividing Earnings before Interest, Depreciation, and Taxes by all principal and interest payments for the period.

At December 31, 2006, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of December 31, 2006, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at December 31, 2006 and 2005 was $400,000 and $250,000 respectively.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second Loan Agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior Loan Agreement dated as of August 3, 2006 and increased the Company’s line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. The Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on August 3, 2008. The Company’s obligations under the Loan Agreement are secured by a pledge of an aggregate of $3,875,000 in free-trading shares of Fossil Incorporated by the Investor. In addition, the Company’s obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer. As of December 31, 2006, the balance outstanding on the line of credit was $1,000,000.

Formation of iPhotonics business unit in Q4 2006

 We hired Siemens' former ONT development team effective at the beginning of Q4 2006. As a result, TXP has added 35 full-time employees and amended its lease in November of 2006 and expanded the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month.

In Q4 2006, we executed a Transfer and License Agreement with Siemens AG in which we acquired certain assets including fixed assets and component inventory and were granted non-exclusive, non-transferable, and non-sub licensable rights and license to use, copy and otherwise deploy software and code and know-how related to its Optical Network Terminal (ONT) technology, supporting both Broadband Passive Optical Network (BPON) and Gigabit Passive Optical Network (GPON) standards. TXP was also granted non-exclusive, non-transferable, and non-sub licensable rights and license to use under the pertinent patents related to BPON and GPON ONT to manufacture, market and further develop the BPON and GPON ONT products. Further, any intellectual property created or made on behalf TXP related to BPON or GPON ONTs would become vested to TXP.

TXP did not pay cash, issue stock or incur financial obligations to acquire the ONT assets or use of intellectual property. However, the Transfer and License Agreement did provide that we complete development of a release of certain GPON ONT products by January 31, 2007 and provide Siemens with all pertinent documentation, data, software code and files which will enable Siemens to manufacture, distribute and further develop or have manufactured, developed and distributed these releases. Further that TXP grant Siemens a non-exclusive, non-transferable, non-sub licensable right and license under any copyrights and intellectual property to manufacture, distribute and further develop or have manufactured, developed and distributed these particular releases.

The Transfer and License Agreement also provided that the TXP pay to Siemens a license fee for three years equal to 5% of revenue generated for any TXP BPON products sales in accordance with current BPON design or 2.5% of revenues should TXP create a variant of the current BPON design. Additionally, TXP will pay Siemens a license fee for three years or $20,000,000, whichever comes first, equal to 5% of revenue generated for any TXP GPON products sales in accordance with current GPON design or 2.5% of revenues should TXP create a variant of the current GPON design. The license fees will be payable within twenty (20) days of the end of each calendar quarter and receipt of Siemens invoice.

The BPON technology acquired is immediately available for sale to telecommunication service providers and Other Equipment Manufacturers (“OEM”). The GPON technology acquired will be ready for sale to telecommunication service providers and OEMs once the GPON ONT development release is completed in January of 2007. The development of this release is expected to require substantially all the ONT development team's efforts through January of 2007. We expect to have ongoing development related to cost reductions and feature enhancements to address customer specific requirements. We are currently negotiating an ONT supply agreement with Siemens which we expect to complete prior to the end of Q1 2007.

March 2007 Securities Purchase Agreement

On March 30, 2007, TXP Corporation (the "Company") consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 6% secured convertible notes in the aggregate principal amount of $5,000,000 (the "Notes"). Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share (collectively, the "Warrants").

The Notes mature on the third anniversary of the date of issuance (the "Maturity Date") and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, the Company shall make monthly payments of interest, and beginning 18 months after the date of issuance, the Company shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that Cornell has the option to deliver a written notice to the Company within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the Maturity Date. Any amount deferred to the Maturity Date shall continue to accrue interest through the Maturity Date.

In addition, the Notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41 (the “Conversion Price”); provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the Conversion Price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the Notes prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the common stock is less than the Conversion Price, the Registration Statement (as defined below) is effective, and no event of default has occurred or is continuing. The Company's obligations under the Purchase Agreement and the Notes are secured by substantially all of the Company's assets; provided however, such security interest is second in priority to certain liens granted by the Company in favor of First Bank of Canyon Creek.

In connection with the Purchase Agreement, the Company also entered into registration rights agreements (the “Registration Rights Agreements”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the Registration Statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages ( “Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Notes. Notwithstanding the foregoing, the Company shall not be liable for Liquidated Damages with respect to any Warrants or Warrant Shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the Purchase Agreement.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, Cornell is an accredited investors and/or qualified institutional buyers, Cornell had access to information about the Company and their investment, Cornell took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Cash Requirements

Except for the financing agreements with Cornell Capital and other investors discussed above, existing financing arrangements, borrowing capacity created by the investor agreeing to pledge collateral, and revenue generated through its operations, TXP has no other significant sources of working capital or cash commitments.

We are currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. We and Cornell Capital have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance. Accordingly, TXP cannot currently rely upon access to the $15,000,000 standby equity distribution agreement. See "Risk Factors."

Additionally, until the March 2007 Cornell secured convertible is fully repaid or fully converted, we are required to obtain Cornell's consent prior to selling or issuing (i) any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or (iii) file any registration statement on Form S-8 for more than 10,000,000 shares of common stock which will restrict our ability to obtain future financing.

Management believes that it has sufficient financing arrangements to satisfy TXP's cash requirements for the next twelve months. Management is not depending upon the Standby Equity Distribution Agreement to meet its cash requirements for the next twelve months. If TXP is unable to recognize sufficient proceeds from these anticipated arrangements, management believes that it can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital or if necessary cease certain operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Texas Prototypes Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of TXP Corporation (FKA Texas Prototypes, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of TXP Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TXP Corporation as of December 31, 2006 and 2005 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Payne, Smith and Jones, P.C.
Dallas, Texas

February 23, 2007, except for note 18, as to which the date is March 30, 2007.

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets
Cash	$228,000	$342,000
Accounts receivable, net of allowance of $0 and $7,000 as of
December 31, 2006 and 2005, respectively.	976,000	695,000
Inventory	673,000	118,000
Other assets	346,000	79,000
Total current assets	2,223,000	1,234,000

Property and equipment, net	2,667,000	914,000
Deferred offering costs	--	688,000
Other assets	13,000	25,000

TOTAL ASSETS	$4,903,000	$2,861,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$272,000	$143,000
Current capital lease obligation	46,000	19,000
Line of credit	400,000	250,000
Current derivative financial instruments	1,288,000	--
Current convertible debentures, net of unamortized discount of $423,000 and
$0 as of December 31, 2006 and 2005, respectively.	467,000	--
Accounts payable	913,000	477,000
Deferred revenue	332,000	--
Accrued expenses	412,000	174,000
Total current liabilities	4,130,000	1,063,000

Notes payable, net of current maturities	144,000	15,000

Capital lease obligation, net of current obligation	32,000	33,000

Line of credit	1,000,000	--
Convertible debentures, net of unamortized discount of $0 and $165,000 as of December 31, 2006 and 2005, respectively.	--	2,187,000

Derivative financial instruments, net of current obligation	2,507,000	--

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	7,861,000	3,346,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 104,080,623 and 89,298,042 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively.	104,000	89,000

Additional paid in capital	2,121,000	17,000
Accumulated deficit	(5,190,000)	(598,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(2,958,000)	(485,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,903,000	$2,861,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2006 and 2005

	2006	2005
Revenues
Prototyping and assembly	$4,871,000	$7,486,000
Material management services	2,360,000	1,914,000
Design and development services	997,000	--
Total Revenues	8,228,000	9,400,000

Cost of sales	5,523,000	6,916,000

Gross profit	2,705,000	2,484,000

Costs and expenses
Selling, general & administrative	3,834,000	2,600,000
Research and development	52,000	--
Depreciation	94,000	54,000
Total costs and expenses	3,980,000	2,654,000

Operating loss	(1,275,000)	(170,000)

Interest expense, net	(943,000)	(411,000)
Change in fair value of derivative
financial instruments	(2,703,000)	--
Net gain on early extinguishment of debt	161,000	--
Other income	150,000	--
Gain (loss) on sale of fixed assets	18,000	(14,000)

Loss before income taxes	(4,592,000)	(595,000)

Income tax expense	--	--

Net loss	(4,592,000)	(595,000)

Foreign currency translation
adjustment	--	2,000

Comprehensive loss	$(4,592,000)	$(593,000)

Basic earnings per share	(.05)	(.01)
Diluted earnings per share	(.05)	(.01)

Basic weighted average shares outstanding:	95,024,296	72,967,468

Diluted weighted average shares outstanding:	95,024,296	72,967,468

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2006 and 2005

	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,592,000)	$(595,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	264,000	218,000
(Gain) loss on sale of fixed assets	(18,000)	14,000
Deferred revenue	(997,000)	--
Amortization of discount on convertible notes	716,000	80,000
Net gain on extinguishment of debt	(161,000)	--
Stock compensation	355,000	45,000
Changes in assets and liabilities:
Accounts receivable	(281,000)	(194,000)
Deferred offering costs	697,000	--
Inventory	(555,000)	(33,000)
Other current assets	(147,000)	(16,000)
Other assets	13,000	61,000
Accounts payable	436,000	245,000
Accrued expenses	105,000	68,000
Change in fair value of derivative financial instruments	1,760,000	--

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,405,000)	(107,000)

CASH FLOWS USED INVESTING ACTIVITIES
Capital expenditures	(368,000)	(492,000)
Proceeds from sale of fixed assets	60,000	48,000

CASH FLOWS USED IN INVESTING ACTIVITIES	(308,000)	(444,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(9,000)	(213,000)
Proceeds from convertible debenture	480,000	485,000
Line of credit, net	1,150,000	80,000
Redemption of convertible debenture net of unamortized discount of $1,002,000	(429,000)	--
Proceeds from notes payable	150,000	346,000
Proceeds from issuance of stock	1,485,000	--
Repayment of notes payable and capital lease obligation	(228,000)	(456,000)

CASH FLOWS FROM FINANCING ACTIVITIES	2,599,000	242,000

Effect of currency translation on cash balances	--	2,000

NET DECREASE IN CASH	(114,000)	(307,000)

Cash, beginning of period	342,000	649,000

Cash, end of period	$228,000	$342,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
December 31, 2006 and 2005

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES:

	2006	2005
Cash

Interest paid	$98,000	$26,000

Taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$684,000	$--

Liabilities assumed upon merger	$744,000	$--

923,657 shares issued on conversion of debt	$145,000	$--

2,324,481 shares issued on conversion of debt	$365,000	$--

Debt issue costs recorded on issuance of 320,000 warrants	$120,000	--

Property acquired under capital lease obligations and notes payable	$363,000	$96,000

Assets acquired for consulting services in non-monentary exchange (See Note 17)	$1,329,000	--

Modification of debt treated as extinguishment of debt	$619,000	$--

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
December 31, 2006 and 2005

	Common Stock		Additional paid in capital	(Accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount

Balance, December 31, 2004	22,324,341	$22,000	$39,000	$(3,000)	$5,000	$63,000

Stock compensation	66,973,701	67,000	(22,000)	--	--	45,000

Foreign currency translation adjustment	--	--	--	--	2,000	2,000

Net loss	--	--	--	(595,000)	--	(595,000)

Balance, December 31, 2005	89,298,042	89,000	17,000	(598,000)	7,000	(485,000)

Addition of YTXP shares	4,997,673	5,000	(5,000)	--	--	--
Liabilities assumed upon merger	--	--	(744,000)	--	--	(744,000)
Net Loss	--	--	--	(4,592,000)	--	(4,592,000)
Issuance of shares to extinguish debt	1,700,000	2,000	848,000	--	--	850,000
Stock compensation: options awarded to employees	--	--	56,000	--	--	56,000
Stock compensation: shares awarded to employees			238,000			238,000
Stock compensation: shares awarded to employees	149,000	--	61,000			61,000
Shares issued in conversion of debentures	923,567	1,000	144,000	--	--	145,000
Unamortized debt discount charged to APIC on conversion of debentures	--	--	(124,000)	--	--	(124,000)
Shares issued in conversion of debentures	2,324,841	2,000	363,000	--	--	365,000
Unamortized debt discount charged to APIC on conversion of debentures	--	--	(213,000)	--	--	(213,000)
Shares issued in private placement	4,687,500	5,000	1,480,000			1,485,000

Balance, December 31, 2006	104,080,623	$104,000	$2,121,000	$(5,190,000)	$7,000	$(2,958,000)

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

TXP specializes in quick-turn complex circuit card assemblies and optoelectronic prototyping, new product introduction, and pilot production of electronic assemblies for Technology Innovators and Original Equipment Manufacturers (OEM) and Contract Manufacturers (CM) in the United States of America.

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT’s”) and related accessories and to a lesser extent related design and development services. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The Corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the merger between YTXP and its wholly owned subsidiary was consummated with Texas Prototypes, Inc - a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc with Texas Prototypes, Inc treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company's name was changed to TXP Corporation (See NOTE 2 Merger and Recapitalization).

The company is located in a 47,500 square-foot high-tech facility, located in Richardson, Texas.

NOTE 2 - ACCOUNTING POLICIES

Merger and Recapitalization

On June 14, 2005 Stock Market Solutions, Inc. and its wholly owned subsidiary entered into a definitive Agreement and Plan of Merger “Agreement” with Texas Prototypes, Inc.

On April 28, 2006, YTXP Corporation (f/k/a Stock Market Solutions, Inc.) issued 89,298,042 shares or 94.7% of the issued and outstanding shares to the shareholders of Texas Prototypes, Inc. and acquired all of the outstanding shares of Texas Prototypes, Inc. As contemplated with the agreement and concurrent with closing of the transaction, all directors and officers of YTXP resigned and were replaced by appointees of the current shareholders of YTXP. A change of control was deemed to have occurred as a result of the merger. For accounting purposes, the acquisition has been treated as recapitalization of Texas Prototypes, Inc. with Texas Prototypes, Inc. as the acquirer and as the continuing reporting entity. Accordingly, financial statements filed for post-merger periods will depict the acquisition of YTXP by the accounting acquirer and will include financial statements of the accounting acquirer for the pre-merger comparable periods. As of April 28, 2006, the Company completed a recapitalization transaction which resulted in new common shares outstanding of 94,295,715, after giving effect of cancellation of shares in the transaction and reissuance per the related merger agreement. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes.

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

Consolidation

As of December 31, 2006 and 2005, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At December 31, 2006 and December 31, 2005, the cash balance exceeded the insured limits by $375,000 and $304,000, respectively.

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

We have penalty provisions in the registration rights agreement of our Cornell debentures and warrants (See NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement for the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007.

On October 11, 2006, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. (See NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007.

We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services
•	Prototyping -Photonics/Optoelectronics services
•	Material supply chain management services
•	Turn-key solution - consists of material supply chain management services and one of the other services listed above
•	Optical Network Terminal (ONT) product and accessory sales
•	ONT design and development services

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

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of ONT’s and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.
ONT design and development services. TXP offers contract services related to the design and development of ONT products and accessories. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally our design and development service costs consist of engineering labor costs.

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

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of December 31, 2006, 2,407,329 stock options and 149,000 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $56,000 and $61,000, respectively, of stock compensation expense in SG&A in the statement of operations for year ended December 31, 2006. In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007 at which time the common stock will be issued to the employees. In our statement of operations for the year ended December 31, 2006, we recorded $238,000 of compensation cost for the expected issuance of these shares based on the closing price of our stock on the award date of October 2, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In Q4 2005, the majority shareholder and Chief Executive Officer of the Company, Michael Shores, purchased two company owned vehicles for $48,000 by arranging to pay-off the loans on both vehicles. The purchase price approximated the fair values of the vehicles in aggregate. The company realized an accounting loss on the sale of $14,000.

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael Shores, loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The Company repaid $37,500 of principal in 2006. The balance on the note at December 31, 2006 was $112,500.

The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on all of the Company's notes payables, line of credit, and capital leases.

In Q3 2006, we entered into an Asset Purchase Agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which we sold the assets of our predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20 th century stock market trader, Jesse Livermore. In consideration for the sale of the assets, Mr. Smitten agreed to forgive the repayment of a certain debt related to accrued compensation that we owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement.

On November 15, 2006, we entered into an Asset Purchase Agreement with G3 Global Investments, Inc., a Texas corporation, pursuant to which we purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, our Chief Executive Officer. Prior to entering into the Agreement, we leased the assets from G3 for a monthly price of $15,000 under a certain Equipment Lease (the “Lease”) dated as of May 1, 2005 by and between G3 and Texas Prototypes, Inc., a wholly owned subsidiary of our company. The Lease terminates on April 30, 2007. We assumed the Lease from its wholly owned subsidiary in April 2006. In consideration for the sale of the assets, we paid a purchase price of $300,000 to G3. In addition, G3 and TXP agreed to terminate the Lease pursuant to the terms of the Agreement. Prior to the termination of the lease, TXP paid $157,500 and $180,000 in 2006 and 2005, respectively to G3 in accordance with the terms of the lease.

NOTE 4 - STOCK BASED COMPENSATION

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

In Q3 2006, the Company issued a combined 149,000 free-trading shares which were registered under a registration statement on Form S-8 to all of its employees who were employed as of April 28, 2006 except for the CFO and CEO. In our statement of operations for the year ended December 31, 2006, we recorded $61,000 of compensation cost for the issuance of these shares based on the closing price of our stock on the issue date.

In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007 at which time the common stock will be issued to the employees. In our statement of operations for the year ended December 31, 2006, we recorded $238,000 of compensation cost for the expected issuance of these shares based on the closing price of our stock on the award date of October 2, 2006.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the year ended December 31, 2006 is presented in the following table.

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2006	--	--	--	--
Granted	2,407,329	$0.31	120,366	9.70
Exercised	--	--
Forfeited	--	--
Expired	--	--

Outstanding at December 31, 2006	2,407,329	$0.31	$120,366	9.70

Exercisable at December 31, 2006	--	$--	$--	--

We adopted SFAS No. 123R effective January 1, 2006. In our statement of operations for the year ended December 31, 2006, we recorded $56,000 of compensation cost for stock option share-based payment arrangements, $61,000 of compensation cost for free trading shares issued in Q3 2006 and $238,000 of compensation costs for the expected issuance of common stock to employees on April 2, 2007. No stock options were exercised during the year ended December 31, 2006.

The fair value of stock options is determined using the Black-Scholes valuation model. During year ended December 31, 2006 the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	115%-120%
Expected term (years)	6.0
Risk-free interest rate	4.6 -4.7%
Expected dividend yield	0%
Forfeiture rate	12%

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

As of December 31, 2006, there was $739,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic net income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	For the year ended December 31,
	2006	2005
	(in thousands, except per share data)
Numerator:
Net loss available to common stockholders	$(4,592,000)	$(593,000)

Denominator:
Denominator for basic net income per share--weighted average shares	95,024,296	72,967,468
Dilutive potential securities	--	--

Denominator for diluted net income per share-- adjusted weighted average shares	95,024,296	72,967,468

Basic net income per share	$(.05)	$(.01)

Diluted net income per share	$(.05)	$(.01)

For the years ended December 31, 2006 and 2005, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	For the year ended December 31,
	2006	2005
Warrants to purchase common shares	9,348,000	--
Employee stock options	2,407,000	--
Convertible debentures	5,669,000	--
	17,424,000	--

NOTE 6 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2006 and 2005 are as follows:

	2006	2005

Machinery and equipment	$2,561,000	$925,000
Computers	124,000	69,000
Software	413,000	158,000
Vehicles	12,000	12,000
Furniture and fixtures	176,000	137,000
Leasehold improvements	54,000	34,000
	3,340,000	1,335,000

Less: accumulated depreciation	(673,000)	(421,000)
	$2,667,000	$914,000

Depreciation expense totaled $264,000 and $218,000 in 2006 and 2005, respectively

NOTE 7 - LINES OF CREDIT

Line of Credit April 1, 2006

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 3). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of December 31, 2006 and 2005. The revolving line credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
Maintain a Debt-to-Net Worth Ratio of not greater than 2:1. This ratio is calculated by dividing Total Liabilities by Net Worth (total stockholders' equity) Net worth is to include the subordinated debt in the form of debt owed Cornell Capital and likewise is to be excluded from total liabilities.

•	Maintain a Current Ratio of not less than 1:1:1. This ratio is to be calculated by dividing Total Current Assets by Total Current Liabilities.

•
Maintain a Debt Coverage Ratio of not less than 1.25:1. This ratio is to be calculated by dividing Earnings before Interest, Depreciation, and Taxes by all principal and interest payments for the period.

At December 31, 2006, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of December 31, 2006, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at December 31, 2006 and 2005 was $400,000 and $250,000 respectively.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second Loan Agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior Loan Agreement dated as of August 3, 2006 and increased the Company’s line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. The Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on August 3, 2008. The Company’s obligations under the Loan Agreement are secured by a pledge of an aggregate of $3,875,000 in free-trading shares of Fossil Incorporated by the Investor (As more fully discussed in NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants”). In addition, the Company’s obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer. As of December 31, 2006, the balance outstanding on the line of credit was $1,000,000.

NOTE 8 - NOTES PAYABLE

On March 15, 2004, TXP entered into a standard bank loan agreement for $45,000 to purchase equipment and issued a promissory note to evidence such loan. The note has a three-year term with a variable interest rate of prime plus 2%. The note is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 3). Monthly payments of $1,400 began May 15, 2004. The balance outstanding on the note at December 31, 2006 was $5,000.

TXP entered into a financing agreement to purchase an automobile at the end of fiscal year 2003 for $10,000 with interest rate of 6%. The note is secured by the vehicle. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 3). The term of the financing agreement is 36 months, expiring in fiscal year 2006. The note was repaid in full in Q2 2006.

In December 2003, TXP entered into a standard bank loan agreement for $350,000 to purchase equipment. The note has a three-year term with a 6.5% interest rate and is secured by accounts receivable and equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this loan (See NOTE 3). Monthly payments for this note are $11,000 and began February 18, 2004. The balance outstanding on the note at December 31, 2006 was $10,000.

In May of 2006, TXP entered into a loan agreement with the majority shareholder and Chief Executive Officer of the Company, Michael Shores, for $150,000 (See Note 3). The note has a one year term with a 10% interest rate and is unsecured. Principal and interest are contractually due at maturity. The Company repaid $37,500 of principal in 2006. The balance outstanding on this note at December 31, 2006 was $112,500.

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which we purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, our Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at December 31, 2006 was $288,000.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at December 31, 2006 was $33,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at December, 2006 was $20,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at December 31, 2006 was $25,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2006:

Year	Amount

01/01/07 - 12/31/07	$52,000
01/01/08 - 12/31/08	32,000
01/01/09 - 12/31/09	3,000
Total Minimum Lease Payments	87,000

Less Amounts Representing Interest	9,000
Present Value of Minimum Lease Payments	$78,000

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

We are currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. We and Cornell Capital have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance.

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, the Company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture that was issued to Cornell Capital by YTXP (f/k/a Stock Market Solutions Inc) for separate standby equity distribution agreement that was terminated prior to the merger in April of 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The Company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the company. This cost and other costs consisting of related legal, and accounting were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 2) when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into Securities Purchase Agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at five percent (5%). The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. The debentures are secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank Canyon Creek . These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. Interest is due at maturity or conversion in cash or common stock at the holder's option. If the holder elects the interest to be paid in common stock it will be valued based upon the closing bid price of the Company's stock at time paid. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of one hundred twenty percent (120%) of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per shares (“Fixed Price”) as provided for under the secured debenture agreement. Specifically, the Fixed Price was calculated at one hundred ten (110%) of a post-money market capitalization of $15 million (which shall be calculated by dividing the product of 110% times 15,000,000 by the total outstanding capital stock of TXP on a fully-diluted basis as of the date the TXP's Common Stock is first quoted on the Principal Market). Second, the debentures are convertible at an amount equal to eighty percent (80%) of the volume weighted average price of TXP' common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. The conversion option, the option to convert at an amount equal to eighty percent (80%) of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date, was then deemed to be financial derivatives under SFAS 133 and EITF 00-19 Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract ("the hybrid instrument") that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this Statement.

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

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

In October of 2006, the Company issued 2,324,841 shares of common stock to Cornell Capital in conversion of $365,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

This convertible debentures were originally discounted by $200,000 which were fees paid to the lenders and further discounted by $1,200,000 upon bifurcation and recording at fair value certain financial derivative instruments embedded within the note in Q2 2006. The discount is being amortized over the life of the notes of three years. At December 31, 2006 the convertible debenture had balance of $467,000 net $423,000 of unamortized discount. As of December 31, 2006, approximately $156,000 of interest has been accrued. The effective interest rate on the debenture is 10.6% compared to the stated interest of 5% which takes into account the debt discount and issue costs related to the debenture.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any Common Stock or Preferred Stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any Preferred Stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of Common Stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if eighteen (18) months after the Closing Date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of Common Stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of Common Stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Holder shall have ten (10) business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank Canyon Creek.

The Company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and the company is not required to make any payments until the maturity Date. The debentures are convertible at any time into shares of common stock of the company at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by the company, the holders may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The conversion option to convert at an amount equal to 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion is deemed to be a financial derivative under SFAS 133 and EITF 00-19 Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12 -32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract ("the hybrid instrument") that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this Statement.

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the Common Stock is less than $0.50. The convertible debentures are secured by substantially all the company's assets. On October 11, 2007, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The company reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. On October 11, 2006, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

On October 11, 2006, the Company exercised its right to redeem both debentures issued on June 5, 2006. The Company paid Cornell Capital $1,392,000 which was calculated by multiplying the principal balance of both debentures by 120% plus the accrued interest on the debentures. The combined carrying value of both debentures amounted to $1,088,000. The company recorded a $304,000 loss in the consolidated statements of operations on extinguishment of debt related to the redemption in October of 2006.

 Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007.

July 2006 Warrants

On July 28, 2006, TXP Corporation entered into an Agreement (the "Agreement") with James Von Ehr, II, an accredited investor (the "Investor"), pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

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

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006 (See Note 7).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company has convertible debenture instruments that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding it has sufficient shares authorized and unissued to net-share settle the warrants and must fair value the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

October 2006 Warrants

On October 12, 2006, the Company entered into an Agreement (the "Agreement") with James Von Ehr, II, an accredited investor pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 640,000 shares of common stock (the "Warrants") as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

In addition, the Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the common stock issuable upon exercise of the Warrants and the common stock issued for the Commitment Fee. The Company is obligated to file the Registration Statement no later than 65 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon exercise of the Warrants have been sold. There are no liquidating damages clauses related to the warrant or agreement with the investor.

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee during the Term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3 million with the First Bank of Canyon Creek in Q4 2006 (See Note 7).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company has convertible debenture instruments that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding it has sufficient shares authorized and unissued to net-share settle the warrants and must fair value the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

October 2006 Securities Purchase Agreement

On October 11, 2006, TXP entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares (the “Shares”) of the Company's common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $1.00 per share (collectively, the “Warrants”). The entire purchase price of the Shares and the Warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

The exercise prices of the Warrants are subject to adjustment in certain events, including, without limitation, upon the Company's consolidation, merger or sale of all of substantially all of its assets, a reclassification of the Company's common stock, or any stock splits, combinations or dividends with respect to the Company's common stock. In addition, the Company has the option to call all or a portion of the Warrants so long as (i) the closing bid price of the Company's common stock is trading at or above $1.50 for 20 consecutive trading days immediately preceding the call date, and (ii) the shares of common stock underlying the Warrants are registered under an effective registration statement on the call date.

Further, the Purchase Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007.

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company has convertible debenture instruments that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding it has sufficient shares authorized and unissued to net-share settle the warrants and must fair value the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

Summary of Secured Convertible Debt and Warrants

Presented below is summary of all secured convertible debt and warrants:

Description	Principal balance	Unamortized discount	Fair value of derivative instrument	Accrued interest
August 2005 secured convertible debt	$890,000	$423,000	$1,288,000	$156,000
June 2006 warrants: 1,850,000 @ $.50	--	--	507,000	--
June 2006 warrants: 1,850,000 @ $.70	--	--	480,000	--
July 2006 warrants: 320,000 @ $.50	--	--	89,000	--
October 2006 warrants: 640,000 @ $.50	--	--	180,000	--
October 2006 warrants: 2,343,750 @ $.50	--	--	660,000	--
October 2006 warrants: 2,343,750 @ $1.00	--	--	591,000	--

Total	$890,000	$423,000	$3,795,000	$156,000

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

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	115%
Expected term (years)	various
Risk-free interest rate	4.75%
Expected dividend yield	0%

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

NOTE 12 - COMMON STOCK

In March 2005, TXP issued 62,625,643 shares, 892,979 shares and 3,163,718 shares to TXP's CEO (and a trust established by the CEO), CFO, and one other employee, respectively. The shares were issued to reward and provide incentive to those existing shareholders management felt deserving. The value of the shares issues were approximately $42,000, $1,000, and $2,000, respectively. The company also issued 291,361 shares to a group of existing shareholders. These shares were valued at less than $500. The value of the shares was based on an independent third party valuation performed as of October 8, 2004 which valued the Company at $1,200,000. The valuation involved the application of the Market Approach, Income Approach, and also considered sales transactions of similar companies and valuation of multiples indicated by those transactions.

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

In October of 2006, the Company awarded 863,995 options to purchase common stock at $.34 to a group on newly hired employees. The options have a term of approximately 3 years with 1/3 vesting each year.

In October of 2006, the Company issued 2,324,841 shares of common stock to Cornell Capital in conversion of $365,000 of convertible debentures. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

In November of 2006, the Company issued 4,687,500 shares of common stock for $1,500,000 to an investor in a private placement pursuant to a securities purchased agreement dated October 11, 2006.

NOTE 13 - COMMITMENTS

TXP executed a new lease with its landlord in December 2004. The new lease began March 15, 2005 and will last for five years. Our lease was amended effective November 15, 2006 to include approximately 16,500 additional square feet. The incremental monthly lease payment is approximately $7,000 per month for the term of the lease. The lease required a deposit in the amount of $13,000. The annual rent payments increase each year as outlined below:

Year	Amount

01/01/07 - 12/31/07	$284,000
01/01/08 - 12/31/08	292,000
01/01/09 - 12/31/09	298,000
01/01/10 - 12/31/10	60,000
Total	$934,000

Rent expense for the years ended December 31, 2006 and 2005 amounted to $198,000 and $172,000, respectively.

NOTE 14 - MAJOR CUSTOMERS

During the year ended December 31, 2006, TXP had sales to five customers which amounted to 54% of net sales. AMX Corporation, Siemens Networks GmbH & Co. KG, and Flextronics accounted for 18%, 12%, and 11% respectively of net sales in 2006 while no other customer accounted for more than 10% of net sales for 2006. During the year ended December 31, 2005, TXP had sales to five customers which amounted to 80% of net sales. Foxconn NSG Technology accounted for approximately 55% of net sales in 2005 while no other customer accounted for more than 10% of net sales for 2005.

NOTE 15 - INCOME TAXES

The provision for federal income tax consists of the following for the years ended December 31:

	2006	2005
Current provision (benefit)	$--	$--
Deferred provision (benefit)	--	--
	$--	$--

The deferred tax asset and liability comprised the following at December 31:

	2006	2005
Deferred tax asset:

Net operating loss carry-forward	$340,000	$113,000
Derivative financial instrument	405,000	--
Stock compensation	44,000	--
Gross deferred tax asset	789,000	113,000
Valuation Allowance	(789,000)	(113,000)
Net deferred tax asset	--	--

Deferred tax liability:

Depreciation	(48,000)	(48,000)
Gross deferred tax liability	(48,000)	(48,000)
Net Deferred tax liability	$(48,000)	$(48,000)

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

	Years ended December 31,
	2006	2005

Provision (benefit) for income taxes at U.S. statutory rate	15%	15%
Other, net	(15%)	(15%)
Income tax provision (benefit)	0%	0%

TXP had a taxable of losses of approximately $1,512,000 and $520,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 16 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of December 31, 2006, 2,407,329 stock options and 149,000 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $56,000 and $61,000, respectively, of stock compensation expense in SG&A in the statement of operations for year ended December 31, 2006. In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007 at which time the common stock will be issued to the employees. In our statement of operations for the year ended December 31, 2006, we recorded $238,000 of compensation cost for the expected issuance of these shares based on the closing price of our stock on the award date of October 2, 2006.

NOTE 17 - NONMONETARY EXCHANGE TRANSACTION

In December of 2006, TXP completed a reciprocal exchange transaction with Siemens Networks GmbH & Co. KG, “Siemens” pursuant to a Transfer and License Agreement executed by both TXP and Siemens. TXP received the following as a result of the exchange:

•	Component inventory intended for the manufacture of Optical Network Terminals (“ONT”);
•	Fixed assets including technical equipment, machinery, tooling used in the design of ONT products and related operational software;
•	Computer servers, personal computers, and computer peripherals; and
•
Siemens granted TXP non-exclusive, non-transferable and non-sub licensable right and license to use, modify or otherwise deploy documents, data, software code related to the ONT business. Siemens granted TXP non-exclusive, non-transferable and non-sub licensable right and license under the pertinent patents related to the ONT business.

TXP agreed to complete development releases for certain ONT’s for Siemens in exchange for the assets received. The development of those releases required substantially all of the time of our 35 employee ONT development group from October 2, 2006 through January 31, 2007.

The exchange transaction was accounted for as a non-monetary exchange as provided for under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29. Thus, the cost of the non-monetary assets acquired by TXP in the exchange was recorded at the fair value of the services provided to obtain it. The fair value of the development services was calculated as the four months of personnel costs TXP would pay its development team which amounted to approximately $1,329,000. Therefore, the assets acquired were recorded at approximately $1,329,000. In addition, TXP recognized $997,000 in design and development services revenue as of December 31, 2006 and expects to recognize the remaining $332,000 in deferred revenue as of December 31, 2006 in Q1 2007. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally our design services costs consist of engineering labor costs.

NOTE 18 - ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On March 30, 2007, TXP Corporation (the "Company") consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 6% secured convertible notes in the aggregate principal amount of $5,000,000 (the "Notes"). Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share (collectively, the "Warrants").

The Notes mature on the third anniversary of the date of issuance (the "Maturity Date") and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, the Company shall make monthly payments of interest, and beginning 18 months after the date of issuance, the Company shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that Cornell has the option to deliver a written notice to the Company within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the Maturity Date. Any amount deferred to the Maturity Date shall continue to accrue interest through the Maturity Date.

In addition, the Notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41 (the “Conversion Price”); provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the Conversion Price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the Notes prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the common stock is less than the Conversion Price, the Registration Statement (as defined below) is effective, and no event of default has occurred or is continuing. The Company's obligations under the Purchase Agreement and the Notes are secured by substantially all of the Company's assets; provided however, such security interest is second in priority to certain liens granted by the Company in favor of First Bank of Canyon Creek.
In connection with the Purchase Agreement, the Company also entered into registration rights agreements (the “Registration Rights Agreements”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the Registration Statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages ( “Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Notes. Notwithstanding the foregoing, the Company shall not be liable for Liquidated Damages with respect to any Warrants or Warrant Shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the Purchase Agreement.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, Cornell is an accredited investors and/or qualified institutional buyers, Cornell had access to information about the Company and their investment, Cornell took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 3, 2006, LBB & Associates, Ltd., LLP (f/k/a Lopez, Blevins, Bork and Associates, LLP) (the "Former Accountant") was terminated by us as the auditors for our company. On January 3, 2006, we engaged Payne, Falkner, Smith and Jones, P.C. (the "New Accountant"), as our independent registered public accountant. Our decision to engage the New Accountant was approved by our Board of Directors on January 3, 2006.

The reports of the Former Accountant on our financial statements for the fiscal years ending December 31, 2004 and 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ending December 31, 2004 and 2003 and the subsequent interim period through the date of termination, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During our fiscal years ending December 31, 2004 and 2003 and the subsequent interim period through the date of termination, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

On May 22, 2006, Salberg & Company, P.A., the independent registered public accounting firm of Stock Market Solutions, Inc. prior to the merger transaction with Texas Prototypes, Inc. (the "Former Accountant") was terminated by us as the auditors upon the completion of the Stock Market Solutions, Inc. filing of the March 31, 2006 Form 10-QSB on May 22, 2006. On April 28, 2006, Payne, Falkner, Smith and Jones, P.C. (the "New Accountant") was engaged as our independent registered public accountant for our surviving company. Our decision to engage the New Accountant was approved by our Board of Directors on April 28, 2006.

The reports of the Former Accountant on the financial statements for Stock Market Solutions for the fiscal years ending December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that that there was an explanatory paragraph describing conditions regarding Stock Market Solutions, Inc ability to continue as a going concern.

During the fiscal years of Stock Market Solutions ending December 31, 2005 and 2004 and the subsequent interim period through the date of termination, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal years of Stock Market Solutions ending December 31, 2005 and 2004 and the subsequent interim period through the date of termination, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, both completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the year ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 The following table sets forth information regarding our executive officers, senior managers and directors as of December 31, 2006:

Name	Age	Positions

Michael Shores	40	President, Chief Executive Officer and Chairman of the Board of Directors
Robert Bruce	40	Chief Financial Officer and Director
Eric Miscoll	44	Vice President
Theodore Dubbs	45	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Michael C. Shores, age 40, is President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shores is the President and Chief Executive Officer of TXP and its sole director and has been serving in those capacities since TXP was established in March 2002. Prior to launching TXP, Mr. Shores worked at Flextronics International, Ltd., a provider of electronics manufacturing services to original equipment manufacturers, from 1997 through 2002 in a variety of capacities, most recently as Business Development Manager helping launch Flextronics Photonics division. Mr. Shores also worked as an Account Manager for the Flextronics Design Center in their New Product Introduction Center area. Mr. Shores is a member of the Optics & Photonics Steering Committee and the International Society for Optical Engineering, Advisory Board Member of the Korean Photonics Technology Institute, the Richardson Technology Business Council and the Metroplex Business Council.

Robert Bruce, age 40, is Chief Financial Officer and Director. Mr. Bruce is the CFO of TXP, a position that he has held since April of 2005. Prior to joining TXP, Mr. Bruce was Director of Finance and Controller for the viaLink Company for five years (OTCBB: PPID (after merger)). Prior to that he was Controller for Fujitsu ICL from August 1998 through December 1999 and Internal Audit Supervisor at Quaker State Corporation from May 1997 through August 1998. Mr. Bruce has a diversified financial management experience in the technology industry with both Fortune 1000 and Public Accounting Firms. He is a Certified Public Accountant and Certified Information Systems Auditor. He began his career in public accounting at the public accounting firms of Fisk and Robinson P.C. and Payne, Falkner, Smith and Jones. He was an audit Manager with Payne, Falkner, Smith and Jones prior to joining Quaker State Corporation in 1997. He has a B.A in Mathematics and Economics and a Masters of Science in Accounting from the University of Texas at Dallas.

Eric Miscoll, age 44 is Vice President and Director. Mr. Miscoll is the Vice President of TXP, a position that he has held since June of 2006. Mr. Miscoll has a comprehensive understanding of outsourced electronics manufacturing based on 8 years of experience with the industry. From 2000 to 2006, Mr. Miscoll was Chief Operating Officer of Technology Forecasters, Inc. a strategic consulting firm focused solely on the outsourced electronics manufacturing industry. Previous experience includes operations management with Bank of America from 1983 to 1987, organizational development with NASA from 1994 to 1996, and psychological services with the U.S. Department of Justice from 1990 to 1993. He received a B.A. in English from St. Mary's College in 1983, an MA in Counseling Psychology from Santa Clara University in 1990, and a PhD in Organizational Psychology from the California School of Professional Psychology in 1997.

Theodore Dubbs, age 45, was appointed by our Board of Directors on December 19, 2006 as a director. There are no understandings or arrangements between Mr. Dubbs and any other person pursuant to which Mr. Dubbs was selected as a director of our company. Mr. Dubbs does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer. Since 1997 Mr. Dubbs has served at Foxconn Electronics, Inc. as Vice President of Business Development and as Vice President of Sales driving Foxconn's business penetration in the communications and networking sectors. Mr. Dubbs led the strategic effort to bring up several new businesses in Foxconn such as Networking Enclosure Technology Business Unit, Backplane Products Group, Optical Integration Business Unit and the Network Communications Systems Business Group related to design, manufacturing, and fulfillment of customer products. Prior to 1997, Mr. Dubbs also held senior positions, including regional management, marketing management, and product management roles with companies such as Tyco Electronics, ITT Corporation, and FCI.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Michael Shores, and our remaining directors, Robert Bruce, Eric Miscoll and Theodore Dubbs, perform the functions of audit, nominating and compensation committees. Messrs. Shores, Bruce, Miscoll and Dubbs also participate in the consideration of Director nominees. Since the Board of Directors currently consists of three members, it does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. Our current Directors are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2006, there were no directors, officers or beneficial owners of more than 10 percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006. The aforementioned is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to us during the year ended December 31, 2006, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

As of the date of this 10-KSB, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. We intend on adopting a Code of Ethics which applies to our chief executive officer and our senior financial officers in the near future.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that TXP has paid or that has accrued on behalf of TXP's chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006 and 2005.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael Shores President, CEO and Director (1)	2006		168,332	-		-	-	-	-		-	168,332
	2005		134,344		(1)	42,000	-	-	-	(3)	7,287	176,400

Richard Smitten (7) President, CEO and Director	2006		42,000	-		-	-	-	-		-	42,000
	2005		279,500	150,000		20,000	-	-	-		-	449,500

Robert Bruce CFO and Director (4)	2006		146,096	-		-	-	-	-		-	146,096
	2005	(5)	92,898		(2)	600	-	-	-		-	93,498

Eric Miscoll Vice President and Director	2006	(6)	57,115	-		-	34,400	-	-		-	91,515
	2005		-	-		-	-	-	-		-	-

(1) On March 31, 2005, TXP issued Michael Shores, CEO and President of TXP, and Michael Shores Trust 49,613,601 and 13,012,042 of the Company's common stock, respectively. TXP recorded stock compensation expense of $33,000 and $9,000, respectively.

(2) On March 31, 2005, TXP issued Robert Bruce, CFO of TXP, 892,979 of TXP's common stock. TXP recorded stock compensation expense of $600.

(3) The CEO was provided a company car for business use. As of Q4 2005, TXP terminated this arrangement.

(4) In 2005, prior to becoming CFO, Robert Bruce was paid $3,067 in contract consulting fees. TXP issued Mr. Bruce a 1099 at the end of year for these fees.

(5)  Robert Bruce was hired full-time as TXP's CFO in April 2005 with an annual salary of $123,000.

(6) Eric Miscoll was hired full-time as TXP's Vice President in June 2006 with an annual salary of $110,000. Mr. Miscoll was issued 133,334 stock options on September 5, 2006.  See NOTE 4 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options. The stock options were awarded prior to Mr. Miscoll being appointed to the TXP Board of Directors on September 27, 2006 and becoming an executive officer.

(7)  Richard Smitten resigned from his positions as President, CEO, and Director on July 18, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to grants of options to purchase our common stock under our 2006 Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Eric Miscoll Vice President and Director	-	133,334	-	0.30	09/05/2016	-	-	-	-

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
-	-	-	-	-	-	-	-

None of the directors receive director compensation for serving on the TXP board.

Stock Option Plan

On June 8, 2006, the majority of our stockholders approved the 2006 Stock Incentive Plan. The following description of the 2006 Stock Incentive Plan is only a summary of the important provisions of the 2006 Stock Incentive Plan and does not contain all of the terms and conditions of the 2006 Stock Incentive Plan.

The 2006 Incentive Stock Plan has initially reserved 10,000,000 shares of common stock for issuance. In addition, under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as incentive stock options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

The primary purpose of the 2006 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us. The 2006 Incentive Stock Plan is administered by our Board of Directors, as the Board of Directors, who may at any time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2006 Incentive Stock Plan.

Under the 2006 Stock Incentive Plan, options or common stock may be granted to key employees, officers, directors or consultants of our company. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan), or in the case of the grant of a non-statutory stock option, which may be granted at less than the fair market value. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants, which include a vesting schedule, will vest in their entirety upon a change of control transaction as described in the 2006 Incentive Stock Plan. The Board of Directors, in its discretion, shall fix the expiration of each option, at the time such option is granted. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2006 Incentive Stock Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted. The 2006 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by a majority vote of the Board of Directors.

Employment Agreements

We have not entered into any employment agreements with any of its current Executive Officers or Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table indicates beneficial ownership of our common stock as of March 26, 2007 by:

•	Each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each of our executive officers and directors; and

•	All of our executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 26, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 26, 2007 have been exercised and converted.

Unless other indicated, the address of each beneficial owner listed below is c/o TXP Corporation 1299 Commerce Drive, Richardson, TX 75081.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned (1)
Executive officers and directors:
Michael Shores (2)	80,583,533	77.4%
Eric Miscoll	-	0%
Robert Bruce	892,978	0.85%
Theodore Dubbs	--	0%
Richard Smitten (3)	1,100,000	1.05%
Cornell Capital Partners, L.P. (4)	10,397,654	9.99%
All Directors and Executive Officers as a group (4 persons)	81,476,511	79.30%

(1)
Applicable percentage ownership as of March 26, 2007 is based upon 104,080,623 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such purchase rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

No Director, nominee for Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company is a party adverse to the Company or has a material interest adverse to the Company.

(2)
Includes (i) 62,723,924 shares of common stock beneficially owned by Mr. Shores directly, and (ii) 17,859,609 shares of common stock beneficially owned by Mr. Shores indirectly through the Michael Shores Trust.

(3)	Richard Smitten resigned from his positions as President, CEO, and Director on July 18, 2006.

(4)
On January 3, 2007, Cornell Capital Partners delivered advanced notice to us to waive the 4.99% limitation contained in Section 1.01 of the secured convertible, effective March 5, 2007. All investment decisions of, and control of, Cornell Capital Partners are held by its general partner, Yorkville Advisors, LLC. Mark Angelo, the managing member of Yorkville Advisors, makes the investment decisions on behalf of and controls Yorkville Advisors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael Shores, loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The Company repaid $37,500 of principal in Q3 2006. The balance on the note at December 31, 2006 was $112,500.

The majority shareholder and Chief Executive Officer of the Company, Michael Shores, has provided his personal guarantee on all of the Company's notes payables, line of credit, and capital leases.

In Q3 2006, we entered into an Asset Purchase Agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which we sold the assets of our predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20 th century stock market trader, Jesse Livermore. In consideration for the sale of the assets, Mr. Smitten agreed to forgive the repayment of a certain debt related to accrued compensation that we owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement.

On November 15, 2006, we entered into an Asset Purchase Agreement with G3 Global Investments, Inc., a Texas corporation, pursuant to which we purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, our Chief Executive Officer. Prior to entering into the Agreement, we leased the assets from G3 for a monthly price of $15,000 under a certain Equipment Lease (the “Lease”) dated as of May 1, 2005 by and between G3 and Texas Prototypes, Inc., a wholly owned subsidiary of our company. The Lease terminates on April 30, 2007. We assumed the Lease from its wholly owned subsidiary in April 2006. In consideration for the sale of the assets, we paid a purchase price of $300,000 to G3. In addition, G3 and TXP agreed to terminate the Lease pursuant to the terms of the Agreement. Prior to the termination of the lease, TXP paid $157,500 and $180,000 in 2006 and 2005, respectively to G3 in accordance with the terms of the lease.

We believe that all these transactions were entered into on terms as favorable as could have been obtained from unrelated third parties because, based upon its experience in the industry, we believe we would have had to pay independent third parties more for comparable assets or services.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.

ITEM 13. EXHIBITS.

Exhibit	Description

2.1	Agreement and Plan of Merger made as of June 13, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 21, 2005).

3.1	Articles of Incorporation of Cyber Energy, Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).

3.2	Bylaws of Stock Market Solutions, Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).

3.3	Certificate of Amendment to the Articles of Incorporation of Cyber Energy, Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).

3.4	Certificate of Amendment to the Articles of Incorporation of JesseLivermore.com Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).

3.5	Certificate of Amendment to the Articles of Incorporation of Stock Market Solutions, Inc.*

10.1
Form of Convertible Debenture issued to Cornell Capital Partners, L.P. dated as of June 5, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.2	Form of $0.50 Warrant issued to Cornell Capital Partners, L.P. dated as of June 5, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.3	Form of $0.70 Warrant issued to Cornell Capital Partners, L.P. dated as of June 5, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.4
Securities Purchase Agreement dated as of June 5, 2006 between the Company and Cornell Capital Partners, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.5
Investor Registration Rights Agreement dated as of June 5, 2006 between the Company and Cornell Capital Partners, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.6
Security Agreement dated as of June 5, 2006 between the Company and Cornell Capital Partners, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.7
Amended and Restated Security Agreement dated as of June 5, 2006 between Texas Prototypes, Inc. and Cornell Capital Partners, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.8	2006 Stock Incentive Plan (incorporated by reference to Schedule 14C filed with the Securities and Exchange Commission on June 12, 2006).

10.9	Agreement dated as of July 28, 2006 by and between TXP Corporation and James Von Ehr, II (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2006).

10.10	Warrant issued to James Von Ehr, II dated as of July 28, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2006).

10.11
Asset Purchase Agreement dated as of July 28, 2006 by and between TXP Corporation and Richard Smitten (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2006).

10.12
Loan Agreement dated as of August 3, 2006 by and between TXP Corporation and First Bank of Canyon Creek (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 15, 2006).

10.13
Securities Purchase Agreement dated as of October 11, 2006 by and between TXP Corporation and Kuekenhof Equity Fund, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2006)

10.14	$0.50 Warrant issued to Kuekenhof Equity Fund, L.P. dated as of October 11, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.15	$1.00 Warrant issued to Kuekenhof Equity Fund, L.P. dated as of October 11, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.16
Agreement dated as of October 12, 2006 by and between TXP Corporation and James Von Ehr, II (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.17	Warrant issued to James Von Ehr, II dated as of October 12, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.18
Asset Purchase Agreement dated as of November 22, 2006 by and between TXP Corporation and G3 Global Investments, Inc. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 22, 2006).

10.19
Promissory Note dated as of November 15, 2006 by and between TXP Corporation and First Bank of Canyon Creek (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 22, 2006).

10.20
Equipment Lease dated May 1, 2005 by and between Texas Prototypes, Inc and G3 Global Investments, Inc. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 22, 2006).

10.21
Commencement Date Memorandum and Lease by and between TCIT Dallas Industrial, Inc. and Texas Prototypes, Inc. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 29, 2006).

10.22
First Amendment to Lease dated as of November 15, 2006 by and between TCIT Dallas Industrial, Inc. and Texas Prototypes, Inc. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 29, 2006).

10.23
Promissory Note of TXP Corporation dated as of May 17, 2006 issued to Michael C. Shores. (incorporated by reference to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2007).

10.24
Standby Equity Distribution Agreement dated as of August 25, 2004 by and between Texas Prototypes, Inc. and Cornell Capital Partners, L.P. (incorporated by reference to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2007).

10.25
Securities Purchase Agreement dated as of August 25, 2004 by and between Texas Prototypes, Inc. and Cornell Capital Partners, L.P. (incorporated by reference to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2007).

10.26
Registration Rights Agreement dated as of August 25, 2004 by and between Texas Prototypes, Inc. and Cornell Capital Partners, L.P. (incorporated by reference to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2007).

10.27
Secured Convertible Debenture of Texas Prototypes, Inc. dated as of August 25, 2004 issued to Cornell Capital Partners, L.P. (incorporated by reference to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2007).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2006 and 2005, the aggregate audit fees billed by our independent registered public accounting firm Payne, Smith and Jones, PC, for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2006	$22,000	$--	2,250	--
2005	$49,400	$--	4,000	--

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management's assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

During the fiscal years ended December 31, 2006 and 2005, the aggregate audit fees billed by our former independent registered public accounting firm, LBB and Associates Ltd., LP for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2006	$11,800	$--	--	--
2005	$2,000	$--	--	--

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management's assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on April 9, 2007, thereunto duly authorized.

TXP CORPORATION

By:	/s/ Michael Shores
Michael Shores
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Michael Shores	Chief Executive Officer (Principal	April 9, 2007
Michael Shores	Executive Officer) and Director

/s/ Robert Bruce	Chief Financial Officer (Principal	April 9, 2007
Robert Bruce	Financial and Accounting Officer) and Director

/s/ Eric Miscoll	Director	April 9, 2007
Eric Miscoll

/s/ Theodore Dubbs	Director	April 9, 2007
Theodore Dubbs