Form 10KSB/A
period 2006-12-31
TXP CORP
filed 2007-05-14
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-KSB/A
Amendment No. 1

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

TXP CORPORATION

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 1 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on April 9, 2007. We are filing this Form 10-KSB/A to restate our financial statements for the year ending December 31, 2006 for the following reasons:

•
to correct certain amounts on the consolidated statements of cash flows for the year ending December 31, 2006. Redemption of convertible debentures was increased from $429,000 to $1,127,000 or by $698,000. Payment of a $225,000 redemption premium on convertible debenture was added as a separate line item under cash flows from financing activities. Change in fair value of derivative financial instruments was increased from $1,760,000 to $2,703,000 or by $943,000 and changes in other assets increased from $147,000 to $167,000 or by $20,000. The net effect of the restatements was to decrease cash flows from financing activities by $923,000 and to decrease the cash flows used in operating activities by $923,000. There was no effect on total assets, total liabilities, stockholders' equity or net income as a result of these restatements as of and for the twelve months ending December 31, 2006.

In addition, we provided additional disclosure in Note 17-NONMONETARY EXCHANGE TRANSACTION of the consolidated financial statements regarding the nature and extent of certain on-going license fees and royalties. We also updated the description of business in Part 1 - Item 1 to provide additional disclosure regarding competition within the ONT market and updated certain relationships and related transactions, and director independence to provide additional disclosures that had been inadvertently omitted

Except as otherwise stated, all financial information contained in this Annual Report on Form 10-KSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations as of and for the year ending December 31, 2006 giving effect to the restated information see “Management’s Discussion and Analysis or Plan of Operation” and Note 19 to our Financial Statements.

This Form 10-KSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Description of business

Part II — Item 6. Management’s Discussion and Analysis or Plan of Operation

Part II — Item 7. Financial Statements

Part III — Item 12. Certain relationships and related transactions, and director independence

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was prepared and relates to the Company as of and for the year ending, 2006. However, this Form 10-KSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our December 31, 2006 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of April 9, 2007 (the original filing date of the December 31, 2006 Form 10-KSB), and does not reflect events occurring after the filing of our December 31, 2006 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the December 31, 2006 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

The rapid technological developments within the ONT equipment industry may result in changes to our group of competitors. The principal competitive factors in our market include:

•	Industry relationships with network service providers and network equipment vendors;
•	product reliability, performance and interoperability;
•	product features;
•	product availability;
•	price;
•	ability to distribute products;
•	ease of installation and use;
•	technical support and customer service; and
•	brand recognition.

  We believe we are addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

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

During 2006, TXP used $1,482,000 in operating activities compared to using $107,000 during 2005. Cash used in operating activities during 2006 reflects $4,592,000 in net loss, $264,000 in depreciation, $716,000 in debt discount amortization, $161,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, $355,000 in stock compensation, $697,000 in aborted deferred offering costs, $2,703,000 in change in fair value of derivative financial instruments and $997,000 in deferred revenue. Accounts receivable, inventory, and other current assets, increased by $281,000, $555,000, $167,000, respectively decreasing working capital. We obtained net cash for working capital changes consisting of decreases in other assets and increases in accounts payable and accrued expenses of $13,000, $436,000, and $105,000 respectively.

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

During 2006, financing activities provided net cash of $1,676,000 as the result of issuances of $550,000 in convertible debentures to Cornell Capital partially offset by fees paid of $70,000 to secure the transaction. Additionally, we received net proceeds of $1,485,000 as a result of issuing 4,687,500 shares of common stock in a private placement. We received proceeds from an unsecured note payable from the majority shareholder, CEO Michael Shores, for $150,000 and draw downs on our lines of credit for $1,150,000. Total repayments on loans and capital lease obligations amounted to $228,000 and total net redemptions amounted to $1,352,000 including a $225,000 redemption premium on redemptions of convertible debt issued to Cornell Capital.

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

As discussed in Note 19, the accompanying consolidated financial statements have been restated.

Payne, Smith and Jones, P.C.
Dallas, Texas

February 23, 2007, except for Notes 18 and 19, as to which the date is March 30, 2007 and May 4, 2007, respectively.

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

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2006 and 2005
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES	(restated - Note 19)
Net loss	$(4,592,000)	$(595,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	264,000	218,000
(Gain) loss on sale of fixed assets	(18,000)	14,000
Deferred revenue	(997,000)	--
Amortization of discount on convertible notes	716,000	80,000
Net gain on extinguishment of debt	(161,000)	--
Stock compensation	355,000	45,000
Changes in assets and liabilities:
Accounts receivable	(281,000)	(194,000)
Deferred offering costs	697,000	--
Inventory	(555,000)	(33,000)
Other current assets	(167,000)	(16,000)
Other assets	13,000	61,000
Accounts payable	436,000	245,000
Accrued expenses	105,000	68,000
Change in fair value of derivative financial instruments	2,703,000	--

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,482,000)	(107,000)

CASH FLOWS USED INVESTING ACTIVITIES
Capital expenditures	(368,000)	(492,000)
Proceeds from sale of fixed assets	60,000	48,000

CASH FLOWS USED IN INVESTING ACTIVITIES	(308,000)	(444,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(9,000)	(213,000)
Proceeds from convertible debenture	480,000	485,000
Line of credit, net	1,150,000	80,000
Redemption of convertible debenture	(1,127,000)	--
Payment of redemption premium on convertible debenture	(225,000)	--
Proceeds from notes payable	150,000	346,000
Proceeds from issuance of stock	1,485,000	--
Repayment of notes payable and capital lease obligation	(228,000)	(456,000)

CASH FLOWS FROM FINANCING ACTIVITIES	1,676,000	242,000

Effect of currency translation on cash balances	--	2,000

NET DECREASE IN CASH	(114,000)	(307,000)

Cash, beginning of period	342,000	649,000

Cash, end of period	$228,000	$342,000

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

NOTE 17 - NONMONETARY EXCHANGE TRANSACTION

In November of 2006, TXP completed a reciprocal exchange transaction with Siemens Networks GmbH Co. KG, “Siemens” pursuant to a Transfer and License Agreement executed by both TXP and Siemens. TXP received the following as a result of the exchange:

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

TXP agreed to complete development releases for certain ONT's for Siemens in exchange for the assets received. The development of those releases required substantially all of the time of our 35 employee ONT development group from October 2, 2006 through January 31, 2007.

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

In addition, TXP is obligated to pay Siemens royalties for the rights and licenses related to BPON and GPON ONT's granted to TXP by Siemens pursuant to the Transfer and License agreement. For rights and licenses related to BPON ONT's, TXP will pay Five (5) percent of revenue generated by TXP or affiliated companies as a result of the sale of BPON ONT products in accordance the BPON ONT specifications as of the date of the Transfer and License Agreement. TXP will pay two point five (2.5) percent of revenue generated by TXP or affiliated companies as a result of the sale of BPON ONT products that are variants of the BPON ONT specifications as of the date of the transfer and license agreement for a period of three (3) years. For rights and licenses related to GPON ONT's, TXP will pay Five (5) percent of revenue generated by TXP or affiliated companies as a result of the sale of GPON ONT products in accordance with the GPON ONT specifications as of the date of the Transfer and License Agreement. TXP will pay two point five (2.5) percent of revenue generated by TXP or affiliated companies as a result of the sale of GPON ONT products that are variants of the GPON ONT specifications as of the date of the transfer and license agreement for a period of three years or $20,000,000 whichever comes first.

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

NOTE 19 - RESTATEMENT

The consolidated financial statements for the year ended December 31, 2006, have been restated to correct certain amounts on the consolidated statements of cash flows. Redemption of convertible debentures was increased from $429,000 to $1,127,000 or by $698,000. Payment of a $225,000 redemption premium on convertible debenture was added as a separate line item under cash flows from financing activities. Change in fair value of derivative financial instruments was increased from $1,760,000 to $2,703,000 or by $943,000 and changes in other assets increased from $147,000 to $167,000 or by $20,000. The net effect of the restatements was to decrease cash flows from financing activities by $923,000 and to decrease the cash flows used in operating activities by $923,000. There was no effect on total assets, total liabilities, stockholders' equity or net income as a result of these restatements as of and for the twelve months ending December 31, 2006.

In addition, we provided additional disclosure in Note 17-NONMONETARY EXCHANGE TRANSACTION of the consolidated financial statements regarding the nature and extent of certain on-going license fees and royalties.

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

TXP leased operating equipment from Global Investments, Inc., a Texas corporation, which is 100% owned by Michael C. Shores, our Chief Executive Officer and majority shareholder, for $180,000 per year. The lease was renewed under the same payment terms in May of 2005 for a 2-year term through April of 2007. The lease was terminated in November 2006 pursuant to an Asset Purchase Agreement between TXP and Global Investments, Inc. which is described in detail below.

In Q4 2005, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, purchased two company owned vehicles for $48,000 by arranging to pay-off the loans on both vehicles. The purchase price approximated the fair values of the vehicles in aggregate. The company realized an accounting loss on the sale of $14,000.

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The Company repaid $37,500 of principal in Q3 2006. The balance on the note at December 31, 2006 was $112,500.

The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on all of the Company's notes payables, line of credit, and capital leases.

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

On November 15, 2006, we entered into an Asset Purchase Agreement with G3 Global Investments, Inc., a Texas corporation, pursuant to which we purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, our Chief Executive Officer. Prior to entering into the Agreement, we leased the assets from G3 for a monthly price of $15,000 under a certain Equipment Lease (the “Lease”) dated as of May 1, 2005 by and between G3 and Texas Prototypes, Inc., a wholly owned subsidiary of our company. The Lease terminates on April 30, 2007. We assumed the Lease from our wholly owned subsidiary in April 2006. In consideration for the sale of the assets, we paid a purchase price of $300,000 to G3. In addition, G3 and TXP agreed to terminate the Lease pursuant to the terms of the Agreement. Prior to the termination of the lease, TXP paid $157,500 and $180,000 in 2006 and 2005, respectively to G3 in accordance with the terms of the lease.

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

All Other Fees

There are no other fees to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on May 14, 2007, thereunto duly authorized.

TXP CORPORATION

By:	/s/ Michael Shores
Michael Shores
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Shores	Chief Executive Officer (Principal	May 14, 2007
Michael Shores	Executive Officer) and Director

/s/ Robert Bruce	Chief Financial Officer (Principal	May 14, 2007
Robert Bruce	Financial and Accounting Officer) and Director

/s/ Eric Miscoll	Director	May 14, 2007
Eric Miscoll

/s/ Theodore Dubbs	Director	May 14, 2007
Theodore Dubbs