Form 10QSB
period 2007-03-31
TXP CORP
filed 2007-05-21
CIK 1171749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from  _______ to ________

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
Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the registrant's common stock, par value $.001 per share, as of May 21, 2007 was 112,410,647 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

TXP CORPORATION

March 31, 2007 FORM 10-QSB QUARTERLY REPORT

PART I

Item 1.  Financial Information

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$3,621,000	$228,000
Accounts receivable, net of allowance of $0 and $0 as of
March 31, 2007 and December 31, 2006, respectively.	920,000	976,000
Inventory	1,203,000	673,000
Other assets	360,000	346,000
Total current assets	6,104,000	2,223,000

Property and equipment, net	2,686,000	2,667,000
Other assets	13,000	13,000

TOTAL ASSETS	$8,803,000	$4,903,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current maturities of notes payable	$260,000	$272,000
Current capital lease obligations	75,000	46,000
Line of credit	400,000	400,000
Current derivative financial instruments	—	1,288,000
Current convertible debentures, net of unamortized discount of
$423,000 as of December 31, 2006	—	467,000
Accounts payable	1,139,000	913,000
Deferred revenue	—	332,000
Accrued expenses	240,000	412,000
Total current liabilities	2,114,000	4,130,000

Notes payable, net of current maturities	107,000	144,000

Capital lease obligations, net of current obligations	94,000	32,000

Line of credit	2,400,000	1,000,000

Convertible debentures, net of unamortized discount of $3,826,000 as of March 31, 2007	174,000	—

Derivative financial instruments, net of current obligation	2,603,000	2,507,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	7,540,000	7,861,000

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 300,000,000 shares authorized, 111,005,777 and 104,080,623 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively.	111,000	104,000

Additional paid in capital	6,713,000	2,121,000
Accumulated deficit	(5,568,000)	(5,190,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,263,000	(2,958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,803,000	$4,903,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended March 31, 2007 and 2006 (unaudited)

	2007	2006
Revenues
Prototyping and assembly	$1,268,000	$873,000
Material management services	565,000	630,000
Product and accessory sales	19,000	—
Design and development services	332,000	—
Total Revenues	2,184,000	1,503,000

Cost of sales	1,449,000	1,043,000

Gross profit	735,000	460,000

Costs and expenses
Selling, general administrative	1,197,000	592,000
Research and development	746,000	—
Depreciation	33,000	20,000
Total costs and expenses	1,976,000	612,000

Operating loss	(1,241,000)	(152,000)

Other income and expense
Interest expense, net	(248,000)	(56,000)
Change in fair value of derivative financial instruments	1,111,000	—
Gain on sale of fixed assets	—	18,000
Total other income and expense	863,000	(38,000)

Loss before income taxes	(378,000)	(190,000)

Income tax expense	—	—

Net loss	(378,000)	(190,000)

Foreign currency translation
adjustment	—	—

Comprehensive loss	$(378,000)	$(190,000)

Basic earnings per share	$—	$—

Diluted earnings per share	$—	$—

Basic weighted average shares outstanding:	104,234,515	89,298,042

Diluted weighted average shares outstanding:	104,234,515	89,298,042

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006 (unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(378,000)	$(190,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	120,000	60,000
Gain on sale of fixed assets	—	(18,000)
Deferred revenue	(332,000)	—
Amortization of discount on convertible notes	159,000	22,000
Stock compensation	285,000	—
Change in fair value of derivative financial instruments	(1,111,000)	—
Changes in assets and liabilities:
Accounts receivable	56,000	(314,000)
Inventory	(530,000)	(72,000)
Other current assets	(14,000)	(14,000)
Other assets	—	12,000
Accounts payable	226,000	248,000
Accrued expenses	(6,000)	119,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,525,000)	(147,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35,000)	(53,000)
Proceeds from sale of fixed assets	—	60,000

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(35,000)	7,000

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	—	(25,000)
Proceeds from convertible debenture	3,615,000	—
Line of credit, net	1,400,000	—
Repayment of notes payable and capital lease obligation	(62,000)	(41,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,953,000	(66,000)

Effect of currency translation on cash balances	—	—

NET INCREASE/(DECREASE) IN CASH	3,393,000	(206,000)

Cash, beginning of period	228,000	342,000

Cash, end of period	$3,621,000	$136,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
Three Months Ended March 31, 2007 and 2006 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006
Cash

Interest paid	$44,000	$11,000

Taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

6,730,032 shares issued on conversion of debt and accrued interest	$792,000	$—

Property acquired under capital lease obligations and notes payable	$104,000	$62,000

Reclassification of Warrants to Additional Paid in Capital (See Note 10)	$2,684,000	$—

Fees paid to holder in conjunction with the issuance of convertible note	$350,000	$—

Offering costs charged to additional paid in capital	$35,000	$—

Fair value of embedded conversion option bifurcated from convertible note	$2,603,000	$—

Warrants issued to investor	$797,000	$—

Fees to holder settled in common stock in conjunction with issuance of convertible note	$76,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
Three Months Ending March 31, 2007 (unaudited)

	Common Stock		Additional paid in	(Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit)	income	Total

Balance, December 31, 2006	104,080,623	$104,000	$2,121,000	$(5,190,000)	$7,000	$(2,958,000)

Net loss	—	—	—	(378,000)	—	(378,000)

Stock compensation: options awarded to employees (Note 4)	—	—	50,000	—	—	50,000

Stock compensation: shares awarded to employees (Note 4)	—	—	235,000	—	—	235,000

Compensation shares (Note 10)	195,122	—	76,000	—	—	76,000

Offering costs	—	—	(35,000)	—	—	(35,000)

Warrants issued to investor (Note 10)	—	—	797,000	—	—	797,000

Shares issued in conversion of debentures and accrued interest (Note 10 and 11)	6,730,032	7,000	785,000	—	—	792,000

Reclassification of warrants from derivative financial instruments (Note 10)	—	—	2,684,000	—	—	2,684,000

Balance, March 31, 2007	111,005,777	$111,000	$6,713,000	$(5,568,000)	$7,000	$1,263,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

The accompanying unaudited interim financial statements of TXP Corporation ("TXP") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes included in the 10-KSB/A filed May 14, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in the 10-KSB/A filed May 14, 2007, have been omitted.

TXP specializes in quick-turn complex circuit card assemblies and optoelectronic prototyping, new product introduction, and pilot production of electronic assemblies for Technology Innovators and Original Equipment Manufacturers (OEM) and Contract Manufacturers (CM) in the United States of America.

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT's”) and related accessories and to a lesser extent related design and development services. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

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

Consolidation

As of March 31, 2007, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At March 31, 2007 and December 31, 2006, the cash balance at our financial institution exceeded the insured limits by $3,613,000 and $162,000, respectively.

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

Deferred Offering Costs

Deferred offering costs were costs incurred by TXP related to entering into the $15,000,000 Standby Equity Distribution Agreement (See Note 9 of Financial Statements). These costs consist of related legal, accounting, and commitment fees and were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 3) when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

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

We have penalty provisions in the registration rights agreement executed prior to the year 2007 of our Cornell debentures and warrants (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement for the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

On October 11, 2006, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants.

On March 30, 2007, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the Registration Statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages ( “Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Notes. Notwithstanding the foregoing, the Company shall not be liable for Liquidated Damages with respect to any Warrants or Warrant Shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the Purchase Agreement. As of March 31, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants as set forth in the March 30, 2007 Securities Purchase Agreement.

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

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of ONT's and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of March 31, 2007, 2,691,329 stock options and 149,000 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $50,000 of stock compensation expense in SGA in the statement of operations for quarter ended March 31, 2007. In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007 at which time the common stock will be issued to the employees. In our statement of operations for the quarter ended March 31, 2007, we recorded $235,000 of compensation cost for the expected issuance of these shares based on the closing price of our stock on the award date of October 2, 2006.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The Company repaid $37,500 of principal in 2006. The balance on the note at March 31, 2007 and December 31, 2006 was $112,500 and $112,500, respectively.

The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on all of the Company's notes payables, lines of credit, and all of the capital leases originated prior to 2007.

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

In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007 at which time the common stock will be issued to the employees. In our statement of operations for the quarter ended March 31, 2007, we recorded $235,000 of compensation cost for the expected issuance of these shares based on the closing price of our stock on the award date of October 2, 2006.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the Quarter ended March 31, 2007 is presented in the following table.

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2007	2,407,329	0.31
Granted	284,000	$0.30
Exercised	--	--
Forfeited	--	--
Expired	--	--

Outstanding at March 31, 2007	2,691,329	$0.31	$207,660,	9.70

Exercisable at March 31, 2007	--	$--	$--	--

We adopted SFAS No. 123R effective January 1, 2006. In our statement of operations for the quarter ended March 31, 2007, we recorded $50,000 of compensation cost for stock option share-based payment arrangements, and $235,000 of compensation costs for the expected issuance of common stock to employees on April 2, 2007. No stock options were exercised during the quarter ended March 31, 2007.

The fair value of stock options is determined using the Black-Scholes valuation model. During quarter ended March 31, 2007 the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	112%
Expected term (years)	6.0
Risk-free interest rate	4.8%
Expected dividend yield	0%
Forfeiture rate	10%

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

As of March 31, 2007, there was $519,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic net income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	For the quarter ended March 31,
	2007	2006

Numerator:
Net loss available to common stockholders	$(378,000)	$(190,000)

Denominator:
Denominator for basic net income per share--weighted average shares	104,234,515	89,298,042
Dilutive potential securities	--	--

Denominator for diluted net income per share--adjusted weighted average shares	104,234,515	89,298,042

Basic net income per share	$(.00)	$(.00)

Diluted net income per share	$(.00)	$(.00)

For the quarters ended March 31, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	For the quarter ended March 31,
	2007	2006
Warrants to purchase common shares	13,198,000	--
Stock options issued under the 2006 Incentive Stock Plan	2,691,329	--
Convertible note	9,756,098	--
	25,645,427	--

NOTE 6 - LINES OF CREDIT

Line of Credit April 1, 2006

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of March 31, 2007 and December 31, 2006. The revolving line credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

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

At March 31, 2007, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of March 31, 2007, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at March 31, 2007 and December 31, 2006 was $400,000 and $400,000 respectively.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second Loan Agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior Loan Agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. The Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the Loan Agreement are secured by a pledge of an aggregate of $3,875,000 in free-trading shares of Fossil Incorporated by the Investor (As more fully discussed in NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants”). In addition, the Company's obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of March 31, 2007 and December 31, 2006, the balance outstanding on the line of credit was $2,400,000 and $1,000,000, respectively.

NOTE 7 - NOTES PAYABLE

On March 15, 2004, TXP entered into a standard bank loan agreement for $45,000 to purchase equipment and issued a promissory note to evidence such loan. The note has a three-year term with a variable interest rate of prime plus 2%. The note is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Monthly payments of $1,400 began May 15, 2004. The balance outstanding on the note at March 31, 2007 and December 31, 2006 was $1,000 and $5,000, respectively.

In December 2003, TXP entered into a standard bank loan agreement for $350,000 to purchase equipment. The note has a three-year term with a 6.5% interest rate and is secured by accounts receivable and equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Monthly payments for this note are $11,000 and began February 18, 2004. The loan was repaid in full in Q1 2007. The balance outstanding on the note at December 31, 2006 was $10,000.

In May of 2006, TXP entered into a loan agreement with the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, for $150,000 (See Note 3). The note has a one year term with a 10% interest rate and is unsecured. Principal and interest are contractually due at maturity. The Company repaid $37,500 of principal in 2006. The balance outstanding on this note at March 31, 2007 and December 31, 2006 was $112,500 and $112,500, respectively.

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which we purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, our Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at March 31, 2007 and December 31, 2006 was $254,000 and $288,000, respectively.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at March 31, 2007 and December 31, 2006 was $27,000 and $33,000, respectively. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at March 31, 2007 and December 31, 2006 was $18,000 and $20,000, respectively. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at March 31, 2007 and December 31, 2006 was $22,000 and $25,000, respectively. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at March 31, 2007 was $51,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at March 31, 2007 was $51,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of March 31, 2007:

Year	Amount

04/01/07 - 12/31/07	$75,000
01/01/08 - 12/31/08	80,000
01/01/09 - 12/31/09	48,000
01/01/10 - 12/31/10	10,000
Total Minimum Lease Payments	213,00

Less Amounts Representing Interest	44,000

Present Value of Minimum Lease Payments	$169,000

NOTE 9 - STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES

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

In March of 2007, the company issued 6,730,032 shares of common stock in full conversion of this convertible debenture and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

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

Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital prior to the year 2007, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants

July 2006 Warrants

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

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed.

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

The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer.

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

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee during the Term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3 million with the First Bank of Canyon Creek in Q4 2006 (See Note 6).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed.

October 2006 Securities Purchase Agreement

On October 11, 2006, TXP entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares (the “Shares”) of the Company's common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.70 per share (collectively, the “Warrants”). The entire purchase price of the Shares and the Warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

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

Further, the Purchase Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares and the shares common stock issuable upon exercise of the warrants.

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed.

March 2007 Securities Purchase Agreement

On March 30, 2007, TXP consummated a Securities Purchase Agreement with Cornell providing for the sale by the Company to Cornell of its 6% secured convertible notes in the aggregate principal amount of $5,000,000. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share.

The Notes mature on the third anniversary of the date of issuance and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, the Company shall make monthly payments of interest, and beginning 18 months after the date of issuance, the Company shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that Cornell has the option to deliver a written notice to the Company within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the Maturity Date. Any amount deferred to the Maturity Date shall continue to accrue interest through the Maturity Date.

In addition, the Notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41; provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the Conversion Price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the Notes prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the common stock is less than the Conversion Price, the Registration Statement (as defined below) is effective, and no event of default has occurred or is continuing. The Company's obligations under the Purchase Agreement and the Notes are secured by substantially all of the Company's assets; provided however, such security interest is second in priority to certain liens granted by the Company in favor of First Bank of Canyon Creek. Under the terms of the convertible note, the Company is considered to be default upon occurrence of any of the following events:

•
Any default in the payment of the principal of, interest on or other charges in respect of this Note, free of any claim of subordination, as and when the same shall become due and payable whether upon an Optional Redemption (as defined in Section 3(a)), the Maturity Date, by acceleration, or otherwise;

•
The Company or any subsidiary of the Company shall commence, or there shall be commenced against the Company or any subsidiary of the Company under any applicable bankruptcy or insolvency laws as now or hereafter in effect or any successor thereto, or the Company or any subsidiary of the Company commences any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction whether now or hereafter in effect relating to the Company or any subsidiary of the Company or there is commenced against the Company or any subsidiary of the Company any such bankruptcy, insolvency or other proceeding which remains undismissed for a period of 61 days; or the Company or any subsidiary of the Company is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Company or any subsidiary of the Company suffers any appointment of any custodian, private or court appointed receiver or the like for it or any substantial part of its property which continues undischarged or unstayed for a period of sixty one (61) days; or the Company or any subsidiary of the Company makes a general assignment for the benefit of creditors; or the Company or any subsidiary of the Company shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; or the Company or any subsidiary of the Company shall call a meeting of its creditors with a view to arranging a composition, adjustment or restructuring of its debts; or the Company or any subsidiary of the Company shall by any act or failure to act expressly indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate or other action is taken by the Company or any subsidiary of the Company for the purpose of effecting any of the foregoing;

•
The Company or any subsidiary of the Company shall default in any of its obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company or any subsidiary of the Company in an amount exceeding $100,000, whether such indebtedness now exists or shall hereafter be created and such default shall result in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable;

•
The Common Stock shall cease to be quoted for trading or listing for trading on any of (a) the American Stock Exchange, (b) New York Stock Exchange, (c) the Nasdaq National Market, (d) the Nasdaq Capital Market, or (e) the Nasdaq OTC Bulletin Board (“OTC”) (each, a “Primary Market”) and shall not again be quoted or listed for trading on any Primary Market within five (5) Trading Days of such delisting;

•	The Company or any subsidiary of the Company shall be a party to any Change of Control Transaction (as defined in Section 6);

•
The Company shall fail to file the Underlying Shares Registration Statement (as defined in Section 6) with the Commission (as defined in Section 6), or the Underlying Shares Registration Statement shall not have been declared effective by the Commission, in each case within the time periods set forth in the Investor Registration Rights Agreement (“Registration Rights Agreement”) of even date herewith, between the Company and the Holder;

•
If the effectiveness of the Underlying Shares Registration Statement lapses for any reason or the Holder shall not be permitted to resell the shares of Common Stock underlying this Note under the Underlying Shares Registration Statement, in either case, for more than five (5) consecutive Trading Days or an aggregate of eight Trading Days (which need not be consecutive Trading Days);

•
The Company shall fail for any reason to deliver Common Stock certificates to a Holder prior to the fifth (5th) Trading Day after a Conversion Date, or the Company shall provide notice to the Holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversions in accordance with the terms hereof;

•	The Company shall fail for any reason to deliver the payment in cash pursuant to a Buy-In (as defined herein) within three (3) days after notice is claimed delivered hereunder;

•
The Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of this Note (except as may be covered by Section 2(a)(i) through 2(a)(ix) hereof) or any Transaction Document (as defined in Section 6) which is not cured with in the time prescribed, or an Event of Default under any other debenture issued to the Holder in connection with the Securities Purchase Agreement shall occur;

 During the time that any portion of this Note is outstanding, if any Event of Default has occurred and shall continue for a period of ten (10) days after a notice of such default has been delivered by the Holder to the Obligor (the “Notice Period”), the full principal amount of this Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. If an Event of Default shall occur the Conversion Price shall be reduced to twenty percent (20%) of the lowest Volume Weighted Average Price, as quoted by Bloomberg, LP, of the Common Stock during the thirty (30) trading days immediately preceding the date upon which the Event of Default occurred (the “Default Conversion Price”), provided however, that the Default Conversion Price may not be lower than $0.10, as adjusted pursuant to this Note.

The securities purchase agreement places certain restrictions on the issuance of capital stock by the company. Specifically, so long as any Convertible Notes are outstanding, the Company shall not, without the prior written consent of the Buyer(s), (i) issue or sell shares of Common Stock or Preferred Stock without consideration or for a consideration per share less than the bid price of the Common Stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration less than such Common Stock’s Bid Price determined immediately prior to it’s issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8, except in connection with the registration of Common Stock issued pursuant to a bona fide Approved Stock Plan up to a maximum of 10,000,000 shares of Common Stock. These restrictions on the issuance of capital stock do not apply to excluded securities which is defined as follows:

“ (a) shares issued or deemed to have been issued by the Company pursuant to an Approved Stock Plan (b) shares of Common Stock issued or deemed to be issued by the Company upon the conversion, exchange or exercise of any right, option, obligation or security outstanding on the date prior to date of the Securities Purchase Agreement, provided that the terms of such right, option, obligation or security are not amended or otherwise modified on or after the date of the Securities Purchase Agreement, and provided that the conversion price, exchange price, exercise price or other purchase price is not reduced, adjusted or otherwise modified and the number of shares of Common Stock issued or issuable is not increased (whether by operation of, or in accordance with, the relevant governing documents or otherwise) on or after the date of the Securities Purchase Agreement, (c) the shares of Common Stock issued or deemed to be issued by the Company upon conversion of this Note, (d) any issuance by the Company of securities in connection with a strategic partnership or a joint venture (the primary purpose of which is not to raise equity capital), (e) any issuance by the Company of securities as consideration for a merger or consolidation or the acquisition of a business, product, license, or other assets of another person or entity, (f) securities which may be issued by the Company for aggregate gross proceeds not to exceed Two Million Dollars ($2,000,000) from sources other than the Buyer(s) in the next six (6) months from the date hereof.

The securities purchase agreement provides Cornell with rights of first refusal. From the date of the First Closing until twenty-four (24) months thereafter, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Buyers such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Buyers shall have ten (10) business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the Purchase Agreement, the Company also entered into registration rights agreements (the “Registration Rights Agreements”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the Registration Statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages ( “Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Notes. Notwithstanding the foregoing, the Company shall not be liable for Liquidated Damages with respect to any Warrants or Warrant Shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the Purchase Agreement. As of March 31, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants as set forth in the March 30, 2007 Securities Purchase Agreement.

The conversion option to convert the convertible note into equity is deemed to be a financial derivative under SFAS 133 and EITF 00-19. Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12 -32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion option pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

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

Under EITF 00-19, paragraph four provides that if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of Statement 133. The Task Force reached a consensus that for purposes of evaluating under Statement 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders' equity if freestanding, the requirements of paragraphs 12-32 of this Issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the conversion ratio may be modified under certain events, including that the company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share; and that in the event of default, the conversion price may be adjusted down, but not below $0.10, based on the market price of the stock as discussed above. Accordingly, we do believe this note is considered “conventional convertible debt” as defined by EITF 00-19. The embedded conversion option was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including that there was no requirement in the contract to post collateral at any point or for any reason.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At March 31, 2007 the convertible debenture had balance of $174,000 net $3,826,000 of unamortized discount. The effective interest rate on the debenture is 10.2% compared to the stated interest of 6% which takes into account the debt discount and issue costs related to the debenture.

Summary of Secured Convertible Note

Presented below is summary of the secured convertible note at March 31, 2007:

Description	Principal balance	Unamortized discount	Fair value of derivative instrument	Accrued interest
March 2007 secured convertible note	$4,000,000	$3,826,000	$2,603,000	$—
Total	$4,000,000	$3,826,000	$2,603,000	$—

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

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	112%
Expected term (years)	3
Risk-free interest rate	5.1%
Expected dividend yield	0%

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

Reclassification of derivative financial instruments

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The warrants were re-valued and marked to market immediately prior to the reclassification. The total amount reclassified on March 30, 2007 from derivative financials instruments to additional paid in capital was $2,684,000.

NOTE 11 - COMMON STOCK

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

In March of 2007, the company issued 6,730,032 shares of common stock in full conversion of convertible debentures issued in August of 2004 and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement. (See Note 10).

In March of 2007, the company issued 195,122 shares of common stock which were related to fees paid to Cornell Capital in conjunction with the Securities Purchase Agreement consummated on March 30, 2007 between the company and Cornell. (See Note 10).

NOTE 12 - COMMITMENTS

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

Year	Amount

04/01/07 - 12/31/07	$232,000
01/01/08 - 12/31/08	315,000
01/01/09 - 12/31/09	321,000
01/01/10 - 12/31/10	81,000
Total	$949,000

Rent expense for the quarters ended March 31, 2007 and 2006 amounted to $76,000 and $49,000, respectively.

NOTE 13- MAJOR CUSTOMERS

During the three months ending March 31, 2007 and March 31, 2006, TXP had sales to five customers which amounted to 66% and 63% of net sales, respectively. Tellabs Inc., Siemens Networks GmbH Co. KG, and AMX Corporation accounted for 25%, 15% and 14% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007. AMX Corporation and Essex Corporation accounted for 26% and 15% of net sales in 2006, respectively, while no other customer accounted for more than 10% of net sales for 2006.

NOTE 14 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of March 31, 2007, 2,691,329 stock options and 149,000 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $50,000 of stock compensation expense in SGA in the statement of operations for quarter ended March 31, 2007. In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007 at which time the common stock will be issued to the employees. In our statement of operations for the quarter ended March 31, 2007, we recorded $235,000 of compensation cost for the expected issuance of these shares based on the closing price of our stock on the award date of October 2, 2006.

NOTE 15 - NONMONETARY EXCHANGE TRANSACTION

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

The exchange transaction was accounted for as a non-monetary exchange as provided for under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29. Thus, the cost of the non-monetary assets acquired by TXP in the exchange was recorded at the fair value of the services provided to obtain it. The fair value of the development services was calculated as the four months of personnel costs TXP would pay its development team which amounted to approximately $1,329,000. Therefore, the assets acquired were recorded at approximately $1,329,000. In addition, TXP recognized $997,000 in design and development services revenue as of December 31, 2006 and recognized the remaining $332,000 in deferred revenue as of December 31, 2006 in Q1 2007. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally our design services costs consist of engineering labor costs.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary and Forward Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this 10-QSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by us in 2007 and any Current Reports on Form 8-K filed by us.

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

In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of Optical Network Terminals (“ONT's”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively, and incurred a net loss of $4,592,000 and $595,000, respectively. For the quarters ended March 31, 2007 and 2006, we generated revenues of $2,184,000 and $1,503,000, respectively, and incurred a net loss of $378,000 and $190,000, respectively.

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

We have penalty provisions in the registration rights agreement executed prior to the year 2007 of our Cornell debentures and warrants (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require us to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement for the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

On October 11, 2006, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants.

On March 30, 2007, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the Registration Statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages ( “Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Notes. Notwithstanding the foregoing, the Company shall not be liable for Liquidated Damages with respect to any Warrants or Warrant Shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the Purchase Agreement. As of March 31, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrrants as set forth in the March 30, 2007 Securities Purchase Agreement.

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

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, TXP created a new business unit, iPhotonics, which will focus primarily on the development and sale of ONT's and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

COMPARISON OF QUARTER ENDED MARCH 31, 2007 ("2007") TO THE QUARTER ENDED MARCH 31, 2006 ("2006")

Revenues

TXP currently derives the majority of its revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are priced at the cost of the material plus 5% to 25%. Prototyping and assembly and material supply chain services projects are typically purchase order driven rather than long-term contracts and vary significantly from customer to customer. Thus our revenues can be difficult to predict and may vary significantly from quarter to quarter. Total revenues increased 45% from $1,503,000 in 2006 to $2,184,000 in 2007 or by $681,000. Material supply chain management services decreased 10% from $630,000 in 2006 to $565,000 in 2007. Prototyping and assembly services increased 45% from 873,000 in 2006 to $1,268,000 in 2007 or $395,000. Included in this increase were sales of $184,000 in 2007 to customers related to build-to-order tele-communications product assemblies compared to sales of $152,000 in 2006. In addition, TXP had revenues of $332,000 in 2007 related to design and development services performed by its iPhotonics group which was formed in Q4 of 2006. TXP does not expect to generate significant future design and development revenues. The entire $332,000 of design and development services revenue is attributable to design and development work performed for Siemens related to completing certain Optical Network Terminal (“ONT”) development hardware and software releases. The Siemens design and development project was consideration given by TXP in a non-monetary transaction whereby we received certain ONT assets from Siemens (See Note 15 of the financial statements included herein for further discussion of the non-monetary transaction). TXP also had revenues of $19,000 related to GPON and BPON ONT product and accessory sales in 2007 in its first quarter of operations. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new iPhotonic’s offerings including GPON and BPON development services and product and accessory sales. TXP expanded its customer base from 89 in 2006 to 117 in 2007. Total active customers for the quarters ending March 31, 2007 and 2006 were 40 and 32, respectively. TXP's top five customers accounted for 66% of revenue in 2007and 63% of revenue in 2006

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $1,043,000 in 2006 to $1,449,000 in 2007 or $406,000. Other direct material costs and production supplies increased from $641,000 in 2006 to $665,000 in 2007 or $24,000. Manufacturing overhead and labor cost increased from $315,000 in 2006 to $393,000 in 2007 or $78,000 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Equipment lease decreased from $45,000 in 2006 to $0 in 2007 as we terminated an equipment lease in Q4 2006 and purchased the equipment. Depreciation charged to cost of sales increased from $41,000 in 2006 to $52,000 in 2007 in-line with capital expenditures on equipment and other fixed assets used in the manufacturing process. Direct labor and personnel costs attributable to design and development services performed by our iPhotonic's business unit increased to $332,000 compared to $0 in 2006.

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

Gross profit increased from $460,000 in 2006 to $735,000 in 2007 or $275,000. Revenues increased for the same period by $681,000. During the same period the gross margin increased from 31% in 2006 to 34% in 2007 due to a positive change in revenue mix compared to 2006. Additionally, overall margins were negatively impacted by 6 percentage points in 2007 since our development and services revenues of $332,000 were not marked up and reflected our costs and thus had no margin.

Selling, General and Administrative Expenses

Selling general administrative expense (“SGA”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SGA expenses increased by $605,000 from $592,000 in 2006 to $1,197,000 in 2007. Personnel costs increased as costs increased from $466,000 in 2006 to $846,000 in 2007 or by $380,000. Included in this personnel increase was a net increase of approximately $288,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2007 compared to 2006. The remaining increase in personnel costs reflect salary increases for certain employees and increases in company paid benefits including medical and dental insurance from 2006 to 2007. Contract labor increased $59,000 compared to 2006 as the company retained a business consultant to support and assist management in the sales, strategy and operations of the newly formed iPhotonics business unit. Sales and Marketing increased $22,000 due to expanded efforts to promote the company since becoming public in April of 2006. Professional fees increased by $81,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Travel and entertainment costs increased from $21,000 in 2006 to $53,000 in 2007 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit.

Research and Development

Research and development (“RD”) consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. RD increased from $0 in 2006 to $746,000 in 2007 as TXP's iPhotonics' business unit was established in Q4 2006 which included the hiring of 35 full-time employees and prior to that no RD was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $20,000 in 2006 to $33,000 in 2007. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $56,000 in 2006 to $248,000 in 2007 or by $192,000. Approximately $137,000 of the increase relates to additional amortization of note discounts on our secured convertible debentures issued to Cornell Capital. TXP amortized $30,000 of debt issue costs to interest expense in 2007 related to its $3 million line of credit which originated in subsequent to Q1 2006. The remaining increase in interest expense relates to increases on the outstanding balances of our lines credit, loans and capital lease obligations from 2006 to 2007.

Change in Fair Value of Derivative Financial Instruments

Income from Change in fair value of derivative financial instruments was $1,111,000 in 2007 compared to $0 in 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. We had no derivative instrument liabilities as of and March 31, 2006. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

 Liquidity and Capital Resources

TXP's principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of March 31, 2007, TXP had cash and cash equivalents of $3,621,000.

During 2007, TXP used $1,525,000 in operating activities compared to using $147,000 during 2006. Cash used in operating activities during 2007 reflects $378,000 in net loss, $120,000 in depreciation, $159,000 in debt discount amortization, $285,000 in stock compensation, $1,111,000 in change (credit) in fair value of derivative financial instruments and $332,000 in deferred revenue. Inventory and other currents assets increased by $530,000 and $14,000, respectively, and accrued expenses decreased by $6,000 combining to decrease working capital by $550,000. TXP obtained cash from working capital changes of $282,000 consisting of increases in accounts payable of $226,000 and decreases in accounts receivable of $56,000.

Cash used in operating activities during 2006 reflects $190,000 in net loss, $60,000 in depreciation, $22,000 in debt discount amortization, and $18,000 in gain on sale of fixed assets. Accounts receivable, inventory, and other current assets increased by $314,000, $72,000, and $14,000 respectively decreasing working capital. TXP obtained cash for working capital changes consisting of increases in accounts payable and accrued expenses of $248,000 and $119,000 as well as a decrease in other assets of $12,000.

During 2007, TXP used $35,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

During 2006, TXP obtained $7,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $53,000 net of $60,000 in proceeds received from the sale of fixed assets.

During 2007, financing activities provided net cash of $4,953,000 as the result of issuances of $4,000,000 in convertible debentures to Cornell Capital partially offset by fees and offering costs incurred of $385,000 to secure the transaction. We received proceeds from draw downs on our lines of credit of $1,400,000. Total repayments on loans and capital lease obligations amounted to $62,000.

During 2006, financing activities used net cash of $66,000 as the result of increases of deferred offering costs of $25,000 and repayments on loans and capital leases of $41,000.

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

Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital prior to the year 2007, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants

July 2006 Warrants

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

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed.

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

The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer.

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

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed.

October 2006 Securities Purchase Agreement

On October 11, 2006, TXP entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares (the “Shares”) of the Company's common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.70 per share (collectively, the “Warrants”). The entire purchase price of the Shares and the Warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

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

Further, the Purchase Agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the Shares and the share common stock issuable upon exercise of the Warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the Shares and the Warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP’s Registration Statement effective for the aforementioned shares and the shares common stock issuable upon exercise of the warrants.

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Since the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this Issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. We reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed.

Line of Credit April 1, 2006

On April 1, 2006 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Interest payments are due monthly beginning April 1, 2006 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of  March 31, 2007 and December 31, 2006. The revolving line credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

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

At March 31, 2007, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of March 31, 2007, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at March 31, 2007 and December 31, 2006 was $400,000 and $400,000 respectively.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second Loan Agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior Loan Agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. The Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the Loan Agreement are secured by a pledge of an aggregate of $3,875,000 in free-trading shares of Fossil Incorporated by the Investor (As more fully discussed in NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants”). In addition, the Company's obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of March 31, 2007 and December 31, 2006, the balance outstanding on the line of credit was $2,400,000 and $1,000,000, respectively.

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

TXP did not pay cash, issue stock or incur financial obligations to acquire the ONT assets or use of intellectual property. However, the Transfer and License Agreement did provide that we complete development of a release of certain GPON ONT products by January 31, 2007 and provide Siemens with all pertinent documentation, data, software code and files which will enable Siemens to manufacture, distribute and further develop or have manufactured, developed and distributed these releases (See Note 15 for full details of accounting for this transaction). Further that TXP grant Siemens a non-exclusive, non-transferable, non-sub licensable right and license under any copyrights and intellectual property to manufacture, distribute and further develop or have manufactured, developed and distributed these particular releases.

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

The BPON technology acquired is immediately available for sale to telecommunication service providers and Other Equipment Manufacturers (“OEM”). The GPON technology acquired is now ready for sale to telecommunication service providers and OEMs We expect to have ongoing development related to cost reductions and feature enhancements to address customer specific requirements. We completed an ONT supply agreement with Siemens and are aggressively marketing our services to other service providers, OEM’s and distributors. To date BPON and GPON sales have been immaterial; however, we expect full year 2007 BPON and GPON sales to have a material impact to the financial statements.

March 2007 Securities Purchase Agreement

On March 30, 2007, TXP consummated a Securities Purchase Agreement with Cornell providing for the sale by the Company to Cornell of its 6% secured convertible notes in the aggregate principal amount of $5,000,000. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share.

The Notes mature on the third anniversary of the date of issuance and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, the Company shall make monthly payments of interest, and beginning 18 months after the date of issuance, the Company shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that Cornell has the option to deliver a written notice to the Company within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the Maturity Date. Any amount deferred to the Maturity Date shall continue to accrue interest through the Maturity Date.

In addition, the Notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41; provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the Conversion Price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the Notes prior to the Maturity Date at a 20% redemption premium provided that the closing bid price of the common stock is less than the Conversion Price, the Registration Statement (as defined below) is effective, and no event of default has occurred or is continuing. The Company's obligations under the Purchase Agreement and the Notes are secured by substantially all of the Company's assets; provided however, such security interest is second in priority to certain liens granted by the Company in favor of First Bank of Canyon Creek. Under the terms of the convertible note, the Company is considered to be default upon occurrence of any of the following events:
•
Any default in the payment of the principal of, interest on or other charges in respect of this Note, free of any claim of subordination, as and when the same shall become due and payable whether upon an Optional Redemption (as defined in Section 3(a)), the Maturity Date, by acceleration, or otherwise;

•
Any default in the payment of the principal of, interest on or other charges in respect of this Note, free of any claim of subordination, as and when the same shall become due and payable whether upon an Optional Redemption (as defined in Section 3(a)), the Maturity Date, by acceleration, or otherwise;

•
The Company or any subsidiary of the Company shall commence, or there shall be commenced against the Company or any subsidiary of the Company under any applicable bankruptcy or insolvency laws as now or hereafter in effect or any successor thereto, or the Company or any subsidiary of the Company commences any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction whether now or hereafter in effect relating to the Company or any subsidiary of the Company or there is commenced against the Company or any subsidiary of the Company any such bankruptcy, insolvency or other proceeding which remains undismissed for a period of 61 days; or the Company or any subsidiary of the Company is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Company or any subsidiary of the Company suffers any appointment of any custodian, private or court appointed receiver or the like for it or any substantial part of its property which continues undischarged or unstayed for a period of sixty one (61) days; or the Company or any subsidiary of the Company makes a general assignment for the benefit of creditors; or the Company or any subsidiary of the Company shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; or the Company or any subsidiary of the Company shall call a meeting of its creditors with a view to arranging a composition, adjustment or restructuring of its debts; or the Company or any subsidiary of the Company shall by any act or failure to act expressly indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate or other action is taken by the Company or any subsidiary of the Company for the purpose of effecting any of the foregoing;

•
The Company or any subsidiary of the Company shall default in any of its obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company or any subsidiary of the Company in an amount exceeding $100,000, whether such indebtedness now exists or shall hereafter be created and such default shall result in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable;

•
The Common Stock shall cease to be quoted for trading or listing for trading on any of (a) the American Stock Exchange, (b) New York Stock Exchange, (c) the Nasdaq National Market, (d) the Nasdaq Capital Market, or (e) the Nasdaq OTC Bulletin Board (“OTC”) (each, a “Primary Market”) and shall not again be quoted or listed for trading on any Primary Market within five (5) Trading Days of such delisting;

•	The Company or any subsidiary of the Company shall be a party to any Change of Control Transaction (as defined in Section 6);

•
The Company shall fail to file the Underlying Shares Registration Statement (as defined in Section 6) with the Commission (as defined in Section 6), or the Underlying Shares Registration Statement shall not have been declared effective by the Commission, in each case within the time periods set forth in the Investor Registration Rights Agreement (“Registration Rights Agreement”) of even date herewith, between the Company and the Holder;

•
If the effectiveness of the Underlying Shares Registration Statement lapses for any reason or the Holder shall not be permitted to resell the shares of Common Stock underlying this Note under the Underlying Shares Registration Statement, in either case, for more than five (5) consecutive Trading Days or an aggregate of eight Trading Days (which need not be consecutive Trading Days);

•
The Company shall fail for any reason to deliver Common Stock certificates to a Holder prior to the fifth (5th) Trading Day after a Conversion Date, or the Company shall provide notice to the Holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversions in accordance with the terms hereof;

•	The Company shall fail for any reason to deliver the payment in cash pursuant to a Buy-In (as defined herein) within three (3) days after notice is claimed delivered hereunder;

•
The Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of this Note (except as may be covered by Section 2(a)(i) through 2(a)(ix) hereof) or any Transaction Document (as defined in Section 6) which is not cured with in the time prescribed, or an Event of Default under any other debenture issued to the Holder in connection with the Securities Purchase Agreement shall occur;

 During the time that any portion of this Note is outstanding, if any Event of Default has occurred and shall continue for a period of ten (10) days after a notice of such default has been delivered by the Holder to the Obligor (the “Notice Period”), the full principal amount of this Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. If an Event of Default shall occur the Conversion Price shall be reduced to twenty percent (20%) of the lowest Volume Weighted Average Price, as quoted by Bloomberg, LP, of the Common Stock during the thirty (30) trading days immediately preceding the date upon which the Event of Default occurred (the “Default Conversion Price”), provided however, that the Default Conversion Price may not be lower than $0.10, as adjusted pursuant to this Note.

The securities purchase agreement places certain restrictions on the issuance of capital stock by the company. Specifically, so long as any Convertible Notes are outstanding, the Company shall not, without the prior written consent of the Buyer(s), (i) issue or sell shares of Common Stock or Preferred Stock without consideration or for a consideration per share less than the bid price of the Common Stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration less than such Common Stock’s Bid Price determined immediately prior to it’s issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8, except in connection with the registration of Common Stock issued pursuant to a bona fide Approved Stock Plan up to a maximum of 10,000,000 shares of Common Stock. These restrictions on the issuance of capital stock does not apply to excluded securities which is defined as follows:

“ (a) shares issued or deemed to have been issued by the Company pursuant to an Approved Stock Plan (b) shares of Common Stock issued or deemed to be issued by the Company upon the conversion, exchange or exercise of any right, option, obligation or security outstanding on the date prior to date of the Securities Purchase Agreement, provided that the terms of such right, option, obligation or security are not amended or otherwise modified on or after the date of the Securities Purchase Agreement, and provided that the conversion price, exchange price, exercise price or other purchase price is not reduced, adjusted or otherwise modified and the number of shares of Common Stock issued or issuable is not increased (whether by operation of, or in accordance with, the relevant governing documents or otherwise) on or after the date of the Securities Purchase Agreement, (c) the shares of Common Stock issued or deemed to be issued by the Company upon conversion of this Note, (d) any issuance by the Company of securities in connection with a strategic partnership or a joint venture (the primary purpose of which is not to raise equity capital), (e) any issuance by the Company of securities as consideration for a merger or consolidation or the acquisition of a business, product, license, or other assets of another person or entity, (f) securities which may be issued by the Company for aggregate gross proceeds not to exceed Two Million Dollars ($2,000,000) from sources other than the Buyer(s) in the next six (6) months from the date hereof.

The securities purchase agreement provides Cornell with rights of first refusal. From the date of the First Closing until twenty-four (24) months thereafter, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Buyers such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Buyers shall have ten (10) business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the Purchase Agreement, the Company also entered into registration rights agreements (the “Registration Rights Agreements”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the Registration Statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages ( “Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Notes. Notwithstanding the foregoing, the Company shall not be liable for Liquidated Damages with respect to any Warrants or Warrant Shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the Purchase Agreement. As of March 31, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrrants as set forth in the March 30, 2007 Securities Purchase Agreement.

The conversion option to convert the convertible note into equity is deemed to be a financial derivative under SFAS 133 and EITF 00-19. Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12 -32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion option pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

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

Under EITF 00-19, paragraph four provides that if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of Statement 133. The Task Force reached a consensus that for purposes of evaluating under Statement 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders' equity if freestanding, the requirements of paragraphs 12-32 of this Issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the conversion ratio may be modified under certain events, including that the company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share; and that in the event of default, the conversion price may be adjusted down, but not below $0.10, based on the market price of the stock as discussed above. Accordingly, we do believe this note is considered “conventional convertible debt” as defined by EITF 00-19. The embedded conversion option was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including that there was no requirement in the contract to post collateral at any point or for any reason.

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

We hired Siemens' former ONT development team effective at the beginning of Q4 2006 and formed our iPhotonics’ business unit. As a result, TXP has added 35 full-time employees and amended its lease in November of 2006 and expanded the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month. Other research and development and operational costs are expected to average between $100,000 and $150,000 per month for the next twelve months. We may be required to raise additional capital in order to meet our liquidity needs if we do not successfully execute our current iPhotonics’ business plan; including but not limited to the receipt of significant revenues from sales of our ONT products in the time-frame forecasted. At the present time, we have no legally binding commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our Common Stock.

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

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described herein. If any of the risks discussed herein actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this 10-QSB are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

Risks Related to Our Business and Financial Condition

We have a history of losses, which may continue in the future and which may cause us to curtail operations.

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively. Our accumulated deficit was $5,190,000 at December 31, 2006 and $598,000 at December 31, 2005. For the quarter ending March 31, 2007, we generated revenues of $2,184,000. Our accumulated deficit was $5,568,000. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 54% of our net sales in fiscal 2006. AMX Corporation, Siemens Networks GmbH Co. KG, and Flextronics accounted for 18%, 12%, and 11% respectively of net sales in 2006 while no other customer accounted for more than 10% of net sales for 2006. Our top 5 customers represented 66 % of net sales in the quarter ended March 31, 2007 Tellabs, Siemens Networks GmbH Co. KG, and AMX Corporation accounted for 25%, 15%, and 14% respectively of net sales in for the quarter ended March 31, 2007 while no other customer accounted for more than 10% of net sales for the same period. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales.

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

Five companies represented approximately 67% of our net trade accounts receivable at March 31, 2007, with individual percentages for those companies ranging from 4% to 36%. Our OEM customers direct their sales to a relatively limited number of EMS providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, including Mr. Michael C. Shores, our Chief Executive Officer, who has been critical to the development of our technologies and business. The loss of the services of Mr. Shores could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Shores. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development state company to a company with commercialized products and services. If we were to lose Mr. Shores, or any other key consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

As of May 21, 2007, we had 112,410,647 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, we also have outstanding secured convertible note and accrued interest that may be converted into an estimated 9,756,098 shares of common stock at current market prices. In addition, we have outstanding warrants to purchase 13,197,500 shares of common stock. The debentures issued on March 30, 2007 are at a conversion price per share equal to $0.41.

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

None.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of May 2007.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Accounting and Financial Officer)