Form 10QSB
period 2007-06-30
TXP CORP
filed 2007-08-09
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from  _______ to ________
Commission file number: 000-49743

TXP CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0443110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Commerce Drive Richardson, Texas 75081	(214) 575-9300
(Address of principal executive offices)	(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares issued and outstanding of the registrant's common stock, par value $.001 per share, as of August 9, 2007 was 112,535,647 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TXP CORPORATION

JUNE 30, 2007 FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$351,000	$228,000
Accounts receivable, net of allowance of $10,000 and $0 as of
June 30, 2007 and December 31, 2006, respectively.	1,226,000	976,000
Inventory	1,636,000	673,000
Other assets	318,000	346,000
Total current assets	3,531,000	2,223,000

Property and equipment, net	2,670,000	2,667,000
Other assets	13,000	13,000

TOTAL ASSETS	$6,214,000	$4,903,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current maturities of notes payable	$151,000	$272,000
Current capital lease obligations	84,000	46,000
Line of credit	400,000	400,000
Current derivative financial instruments	—	1,288,000
Current convertible debentures, net of unamortized discount of
$423,000 as of December 31, 2006	—	467,000
Accounts payable	1,081,000	913,000
Deferred revenue	13,000	332,000
Accrued expenses	259,000	412,000
Total current liabilities	1,988,000	4,130,000

Notes payable, net of current maturities	67,000	144,000

Capital lease obligations, net of current obligations	96,000	32,000

Line of credit	1,050,000	1,000,000

Convertible debentures, net of unamortized discount of $3,507,000 as of June 30, 2007	493,000	—

Derivative financial instruments, net of current obligation	2,542,000	2,507,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	6,284,000	7,861,000

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 300,000,000 shares authorized, 112,535,647 and 104,080,623 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.	113,000	104,000

Additional paid in capital	6,832,000	2,121,000
Accumulated deficit	(7,022,000)	(5,190,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(70,000)	(2,958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,214,000	$4,903,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months ended June 30, 2007 and 2006 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Revenues	2007	2006	2007	2006
Prototyping and assembly	$1,838,000	$1,383,000	$3,106,000	$2,255,000
Material management services	1,409,000	557,000	1,974,000	1,187,000
Product and accessory sales	49,000	—	68,000	—
Design and development services	—	—	332,000	—
Total Revenues	3,296,000	1,940,000	5,480,000	3,442,000

Cost of sales	2,008,000	1,172,000	3,457,000	2,215,000

Gross profit	1,288,000	768,000	2,023,000	1,227,000

Costs and expenses
Selling, general administrative	1,048,000	1,422,000	2,250,000	2,014,000
Research and development	1,261,000	—	2,007,000	—
Depreciation	37,000	22,000	69,000	42,000
Total costs and expenses	2,346,000	1,444,000	4,326,000	2,056,000

Operating loss	(1,058,000)	(676,000)	(2,303,000)	(829,000)

Other income and expense
Interest expense, net	(457,000)	(271,000)	(701,000)	(326,000)
Change in fair value of derivative financial instruments	61,000	(4,323,000)	1,172,000	(4,323,000)
Gain on sale of fixed assets	—	—	—	18,000
Gain on extinguishment of debt	—	465,000	—	465,000
Total other income and expense	(396,000)	(4,129,000)	471,000	(4,166,000)

Loss before income taxes	(1,454,000)	(4,805,000)	(1,832,000)	(4,995,000)

Income tax expense	—	—	—	—

Net loss	(1,454,000)	(4,805,000)	(1,832,000)	(4,995,000)

Foreign currency translation
adjustment	—	—	—	—

Comprehensive loss	$(1,454,000)	$(4,805,000)	$(1,832,000)	$(4,995,000)

Basic earnings per share	$(.01)	$(.05)	$(.02)	$(.05)

Diluted earnings per share	$(.01)	$(.05)	$(.02)	$(.05)

Basic weighted average shares outstanding:	112,469,385	93,011,484	108,374,698	91,165,020

Diluted weighted average shares outstanding:	112,469,385	93,011,484	108,374,698	91,165,020

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006 (unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,832,000)	$(4,995,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	245,000	123,000
Provision for bad debt	10,000	—
Gain on sale of fixed assets	—	(18,000)
Deferred revenue	(319,000)	—
Amortization of discount on convertible notes	478,000	248,000
Gain on extinguishment of debt	—	(465,000)
Stock compensation	345,000	—
Change in fair value of derivative financial instruments	(1,172,000)	4,323,000
Changes in assets and liabilities:
Aborted offering costs	—	697,000
Accounts receivable	(260,000)	(553,000)
Inventory	(963,000)	(99,000)
Other current assets	28,000	(32,000)
Deferred offering costs	—	(9,000)
Other assets	—	(1,000)
Accounts payable	168,000	29,000
Accrued expenses	74,000	17,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(3,198,000)	(735,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(113,000)	(155,000)
Proceeds from sale of fixed assets	—	60,000

CASH FLOWS USED IN INVESTING ACTIVITIES	(113,000)	(95,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	3,615,000	480,000
Proceeds from note payable	—	150,000
Line of credit, net	50,000	150,000
Repayment of notes payable and capital lease obligation	(231,000)	(87,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,434,000	693,000

Effect of currency translation on cash balances	—	—

NET INCREASE/(DECREASE) IN CASH	123,000	(137,000)

Cash, beginning of period	228,000	342,000

Cash, end of period	$351,000	$205,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
Six Months Ended June 30, 2007 and 2006 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006
Cash

Interest paid	$92,000	$21,000

Taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$—	$684,000

Liabilities assumed upon merger	$—	$744,000

923,657 shares issued on conversion of debt	$—	$145,000

Modification of debt treated as extinguishment and new debt	$—	$619,000

125,000 shares issued to investor to settle commitment fee liability (Note 10)	$60,000	$—

6,730,032 shares issued on conversion of debt and accrued interest	$792,000	$—

Property acquired under capital lease obligations and notes payable	$135,000	$63,000

Reclassification of warrants to additional paid in capital (Note 10)	$2,684,000	$—

Fees paid to holder in conjunction with the issuance of convertible note	$350,000	$—

Offering costs charged to additional paid in capital	$35,000	$—

Fair value of embedded conversion option bifurcated from convertible note	$2,603,000	$—

Warrants issued to investor	$797,000	$—

Fees to holder settled in common stock in conjunction with issuance of convertible note	$76,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
Six Months Ending June 30, 2007 (unaudited)

	Common Stock		Additional paid in	(Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit)	income	Total
Balance, December 31, 2006	104,080,623	$104,000	$2,121,000	$(5,190,000)	$7,000	$(2,958,000)

Net loss	—	—	—	(1,832,000)	—	(1,832,000)

Stock compensation: options awarded to employees (Note 4)	—	—	106,000	—	—	106,000

Stock compensation: shares awarded to employees (Note 4)	—	—	240,000	—	—	240,000

Shares issued to employees	1,404,870	2,000	(2,000)	—	—	—

Shares issued to an investor for commitment fee (Note 10”)	125,000	—	60,000	—	—	60,000

Compensation shares (Note 10)	195,122	—	76,000	—	—	76,000

Offering costs	—	—	(35,000)	—	—	(35,000)

Warrants issued to investor (Note 10)	—	—	797,000	—	—	797,000

Shares issued in conversion of debentures and accrued interest (Note 10 and 11)	6,730,032	7,000	785,000	—	—	792,000

Reclassification of warrants from derivative financial instruments (Note 10)	—	—	2,684,000	—	—	2,684,000

Balance, June 30, 2007	112,535,647	$113,000	$6,832,000	$(7,022,000)	$7,000	$(70,000)

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

In December of 2006, TXP created a new business unit, iPhotonics, which focuses primarily on the development and sale of Optical Network Terminals (“ONT's”) and related accessories and to a lesser extent related design and development services. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The Corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the reverse merger between the wholly owned subsidiary of Stock Market Solutions, Inc. was consummated with Texas Prototypes, Inc. - a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc., with Texas Prototypes, Inc. treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company's name was changed to TXP Corporation (See NOTE 2 Merger and Recapitalization).

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

Consolidation

As of June 30, 2007, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At June 30, 2007 and December 31, 2006, the cash balance at our financial institution exceeded the insured limits by $361,000 and $375,000, respectively.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by using the average cost method. Inventory consists primarily of direct raw material costs related to customer prototyping and assembly projects. In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. As of January 1, 2006, the Company adopted SFAS 151. The adoption did not have a material impact on the Company's consolidated financial condition and results of operations.

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

TXP uses the Black Scholes Pricing Model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, TXP’s financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

TXP has penalty provisions in the registration rights agreement executed prior to the year 2007 of its Cornell debentures and warrants (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require TXP to file the registration statement which registers the shares underlying the Cornell debentures and warrants no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of the Company’s obligations under the Registration Rights Agreement, including its agreement to file the registration statement for the shares of common stock issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, TXP is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option, equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

On October 11, 2006, TXP entered into a securities purchase agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants.

On March 30, 2007, TXP entered into a securities purchase agreement with Cornell which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of TXP’s obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, the Company is required pay to Cornell, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of June 30, 2007, TXP had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 Securities Purchase Agreement.

TXP accounts for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, TXP recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services;

•	Prototyping -Photonics/Optoelectronics services;

•	Material supply chain management services;

•	Turn-key solution - consists of material supply chain management services and one of the other services listed above;

•	Optical Network Terminal (ONT) product and accessory sales; and

•	ONT design and development services

The following is a description of each revenue source and our revenue recognition policy for each source:

Prototyping and assembly services typically consist of assembling and designing surface mount technology and other build-to-order products to the customer provided design specifications. These services are priced based on the complexity, time-to-turn and unit volume of the customer project. The majority of TXP’s prototyping and assembly services projects are completed in less than three weeks. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Prototyping-Photonics/Optoelectronics services typically consists of assembling and designing optical and optical related products to the customer provided design specifications. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Material supply chain management services consists of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. Material supply chain management services are priced at the cost of the material plus 5% to 25%. The pricing is solely dependent on the complexity and volume of the services performed. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, TXP created a new business unit, iPhotonics, which focuses primarily on the development and sale of ONT's and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

ONT design and development services. TXP offers contract services related to the design and development of ONT products and accessories. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally TXP’s design and development service costs consist of engineering labor costs.

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

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of June 30, 2007, 2,808,929 stock options and 1,533,870 shares of common stock have been issued to employees, directors or consultants under this plan of which the company recognized $60,000 of stock compensation expense in SGA in the statement of operations for quarter ended June 30, 2007.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, loaned the company $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. The Company repaid $37,500 of principal in 2006. The loan was repaid in full in Q2 2007. The balance on the note at December 31, 2006 was $112,500.

The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on all of the Company's notes payables, lines of credit, and all of the capital leases originated prior to 2007.

In Q3 2006, the Company entered into an asset purchase agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of its predecessor corporation, Stock Market Solutions, Inc., pursuant to which the Company sold the assets of its predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the assets, Mr. Smitten agreed to forgive the repayment of a certain debt related to accrued compensation that the Company owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement.

On November 15, 2006, the Company entered into an asset purchase agreement with G3 Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company’s Chief Executive Officer. Prior to entering into the agreement, the Company leased the assets from G3 for a monthly price of $15,000 under a certain equipment lease (the “Lease”) dated as of May 1, 2005 by and between G3 and Texas Prototypes, Inc., a wholly owned subsidiary of the Company. The lease terminates on April 30, 2007. The Company assumed the lease from its wholly owned subsidiary in April 2006. In consideration for the sale of the assets, the Company paid a purchase price of $300,000 to G3. In addition, G3 and TXP agreed to terminate the lease pursuant to the terms of the agreement. Prior to the termination of the lease, TXP paid $157,500 and $180,000 in 2006 and 2005, respectively to G3 in accordance with the terms of the lease.

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

In Q3 2006, the Company issued a combined 149,000 free-trading shares which were registered under a registration statement on Form S-8 to all of its employees who were employed as of April 28, 2006 except for the CFO and CEO. In the Company’s statement of operations for the year ended December 31, 2006, the Company recorded $61,000 of compensation cost for the issuance of these shares based on the closing price of the Company's stock on the issue date.

In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007. In accordance with the agreement, 1,404,870 shares of common stock were issued to these employees in April of 2007. In the Company's statement of operations for the quarter ended June 30, 2007, the Company recorded $5,000 of compensation cost for the issuance of these shares based on the closing price of the Company's stock on the award date of October 2, 2006. Total stock compensation costs related to the April 2, 2007 issuance was $478,000 which was expensed ratably over the vesting period of October of 2006 to April of 2007.

In Q2 2007, the Company agreed to issue a combined 137,000 free trading shares to certain employees hired during the quarter.  The agreements provide that the stock shall become fully vested approximately one year from the date of the agreements.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the six months ended June 30, 2007 is presented in the following table.

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2007	2,407,329	0.31
Granted	401,600	$0.33
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2007	2,808,929	$0.31	$235,000	9.30

Exercisable at June 30, 2007	514,454	$0.30	$51,000	9.20

The Company adopted SFAS No. 123R effective January 1, 2006. In the Company’s statement of operations for the quarter ended June 30, 2007, it recorded $55,000 of compensation cost for stock option share-based payment arrangements, and the final $5,000 of compensation costs for the issuance of 1,404,870 shares of common stock to employees on April 2, 2007. Total stock compensation costs related to the April 2, 2007 issuance was $478,000 which was expensed ratably over the vesting period of October of 2006 to April of 2007.  In Q2 2007, the Company agreed to issue a combined 137,000 free trading shares to certain employees hired during the quarter.  The agreements provide that the stock shall become fully vested approximately one year from the date of the agreements.  No stock options were exercised during the quarter ended June 30, 2007.

The fair value of stock options is determined using the Black-Scholes valuation model. During quarter ended June 30, 2007 117,600 stock options were issued.  The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following approximate assumptions:

Expected volatility	111%
Expected term (years)	6.0
Risk-free interest rate	4.6%
Expected dividend yield	0%
Forfeiture rate	10%

Expected volatility is based solely on historical volatility of the Company’s common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow it to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends.

As of June 30, 2007, there was $551,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic net income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:
	For the quarter ended June 30,
	2007	2006
Numerator:
Net loss available to common stockholders	$(1,454,000)	$(4,805,000)

Denominator:
Denominator for basic net income per share--weighted average shares	112,469,385	93,011,484
Dilutive potential securities	—	—

Denominator for diluted net income per share--adjusted weighted average shares	112,469,385	93,011,484

Basic net income per share	$(.01)	$(.05)

Diluted net income per share	$(.01)	$(.05)

For the quarters ended June 30, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of TXP’s common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	For the quarter ended June 30,
	2007	2006
Warrants to purchase common shares	13,198,000	3,700,000
Stock options issued under the 2006 Incentive Stock Plan	2,808,929	—
Convertible note	9,905,246	10,264,000
	25,912,175	13,964,000

NOTE 6 - LINES OF CREDIT

Line of Credit June 1, 2007

On June 1, 2007 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Interest payments are due monthly beginning July 1, 2007 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of June 30, 2007 and December 31, 2006. The revolving line of credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
Maintain a Debt-to-Net Worth Ratio of not greater than 2:1. This ratio is calculated by dividing Total Liabilities by Net Worth (total stockholders' equity). Net worth is to include the subordinated debt in the form of debt owed Cornell Capital and likewise is to be excluded from total liabilities.

•	Maintain a Current Ratio of not less than 1.1:1. This ratio is to be calculated by dividing Total Current Assets by Total Current Liabilities.

•
Maintain a Debt Coverage Ratio of not less than 1.25:1. This ratio is to be calculated by dividing Earnings before Interest, Depreciation, and Taxes by all principal and interest payments for the period.

At June 30, 2007, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into a forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of June 30, 2007, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at June 30, 2007 and December 31, 2006 was $400,000 and $400,000 respectively.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second Loan Agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior Loan Agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. The Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the Loan Agreement are secured by a pledge of an aggregate of $3,875,000 in free-trading shares of Fossil Incorporated by an Investor of the Company (As more fully discussed in NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants”). In addition, the Company's obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of June 30, 2007 and December 31, 2006, the balance outstanding on the line of credit was $1,050,000 and $1,000,000, respectively.

NOTE 7 - NOTES PAYABLE

On March 15, 2004, TXP entered into a standard bank loan agreement for $45,000 to purchase equipment and issued a promissory note to evidence such loan. The note has a three-year term with a variable interest rate of prime plus 2%. The note is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Monthly payments of $1,400 began May 15, 2004. The loan was repaid in full during Q2 2007. The balance outstanding on the note at December 31, 2006 was $5,000.

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

In May of 2006, TXP entered into a loan agreement with the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, for $150,000 (See Note 3). The note has a one year term with a 10% interest rate and is unsecured. Principal and interest are contractually due at maturity. The Company repaid $37,500 of principal in 2006. The loan was repaid in full during Q2 2007. The balance outstanding on the note December 31, 2006 was $112,500.

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company’s Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at June 30, 2007 and December 31, 2006 was $218,000 and $288,000, respectively.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at June 30, 2007 and December 31, 2006 was $22,000 and $33,000, respectively. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at June 30, 2007 and December 31, 2006 was $16,000 and $20,000, respectively. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 3). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at June 30, 2007 and December 31, 2006 was $17,000 and $25,000, respectively. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at June 30, 2007 was $48,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-six month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at June 30, 2007 was $48,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

In April of 2007, TXP entered into a standard lease agreement for $31,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $1,000 and began in April of 2007. The balance outstanding at June 30, 2007 was $29,000. The lease has been accounted for as capitalized lease in accordance with generally accepted accounting policies.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of June 30, 2007:

Year	Amount
07/01/07 - 12/31/07	$57,000
01/01/08 - 12/31/08	94,000
01/01/09 - 12/31/09	64,000
01/01/10 - 12/31/10	12,000
Total Minimum Lease Payments	227,000

Less Amounts Representing Interest	47,000

Present Value of Minimum Lease Payments	$180,000

NOTE 9 - STANDBY EQUITY DISTRIBUTION AGREEMENT

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell common stock to Cornell Capital Partners ("Cornell") for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when common stock issued under the Standby Equity Distribution Agreement is registered with the SEC and TXP is within the commitment period as defined under the terms of the agreement. The commitment period is the period commencing on the earlier to occur of the effective date (which is the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as TXP and Cornell may mutually agree in writing, and expiring on the earliest to occur of the date on which the Cornell shall have made payment of advances pursuant to the agreement in the aggregate amount of $15,000,000, or the date occurring 24 months after the effective date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. A cash fee equal to 5% of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

TXP is currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. TXP and Cornell Capital have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance.

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

NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into Securities Purchase Agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at 5%. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. The debentures are secured by a second priority security interest in all of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank Canyon Creek . These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. Interest is due at maturity or conversion in cash or common stock at the holder's option. If the holder elects the interest to be paid in common stock it will be valued based upon the closing bid price of the Company's stock at time paid. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of 120% of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per shares (“Fixed Price”) as provided for under the secured debenture agreement. Specifically, the Fixed Price was calculated at 110% of a post-money market capitalization of $15 million (which shall be calculated by dividing the product of 110% times 15,000,000 by the total outstanding capital stock of TXP on a fully-diluted basis as of the date TXP's common stock is first quoted on the principal market). Second, the debentures are convertible at an amount equal to 80% of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. The conversion option, the option to convert at an amount equal to 80% of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date, was then deemed to be financial derivatives under SFAS 133 and EITF 00-19. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

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

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. The Company concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill the Company’s potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

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

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if 18 months after the Closing Date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  Cornell shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank Canyon Creek.

The Company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to securities purchase agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholders' position.

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

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. The Company concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

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

Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital prior to the year 2007, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to file the registration statement no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that the Company pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of the Company's common stock equal to 2% of the liquidated value of the debentures. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants

July 2006 Warrants

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then the Company will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

In addition, the Company shall prepare and file with the SEC a separate registration statement on Form SB-2 covering the resale of all of the warrant shares with no later than 45 days from closing. The Company shall use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006 (See Note 6).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then the Company will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

In addition, the agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the common stock issuable upon exercise of the warrants and the common stock issued for the commitment fee. The Company is obligated to file the registration statement no later than 65 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon exercise of the warrants have been sold. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the Warrants

As additional consideration of the Investor's agreement to pledge the collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee during the Term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3 million with the First Bank of Canyon Creek in Q4 2006 (See Note 6).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

Further, the purchase agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares and the shares common stock issuable upon exercise of the warrants.

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the Company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

 During the time that any portion of the note is outstanding, if any event of default has occurred and shall continue for a period of 10 days after a notice of such default has been delivered by the Holder to the Company (the“Notice Period”), the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the holder's election, immediately due and payable in cash, provided however , the holder may request (but shall have no obligation to request) payment of such amounts in common stock of the Company. If an event of default shall occur the conversion price shall be reduced to 20% of the lowest volume weighted average price, as quoted by Bloomberg, LP, of the common stock during the 30 trading days immediately preceding the date upon which the event of default occurred (the “Default Conversion Price”), provided however, that the default conversion price may not be lower than $0.10, as adjusted pursuant to this note.

The securities purchase agreement places certain restrictions on the issuance of capital stock by the company. Specifically, so long as any convertible notes are outstanding, the Company shall not, without the prior written consent of the Buyer(s), (i) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration less than such common stock's bid price determined immediately prior to it's issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8, except in connection with the registration of common stock issued pursuant to a bona fide approved stock plan up to a maximum of 10,000,000 shares of common stock. These restrictions on the issuance of capital stock do not apply to excluded securities which is defined as follows:

“ (a) shares issued or deemed to have been issued by the Company pursuant to an approved stock plan (b) shares of common stock issued or deemed to be issued by the Company upon the conversion, exchange or exercise of any right, option, obligation or security outstanding on the date prior to date of the securities purchase agreement, provided that the terms of such right, option, obligation or security are not amended or otherwise modified on or after the date of the securities purchase agreement, and provided that the conversion price, exchange price, exercise price or other purchase price is not reduced, adjusted or otherwise modified and the number of shares of common stock issued or issuable is not increased (whether by operation of, or in accordance with, the relevant governing documents or otherwise) on or after the date of the securities purchase agreement, (c) the shares of common stock issued or deemed to be issued by the Company upon conversion of this note, (d) any issuance by the Company of securities in connection with a strategic partnership or a joint venture (the primary purpose of which is not to raise equity capital), (e) any issuance by the Company of securities as consideration for a merger or consolidation or the acquisition of a business, product, license, or other assets of another person or entity, (f) securities which may be issued by the Company for aggregate gross proceeds not to exceed Two Million Dollars ($2,000,000) from sources other than the Buyer(s) in the next six (6) months from the date hereof."

The securities purchase agreement provides Cornell with rights of first refusal. From the date of the first closing until twenty-four (24) months thereafter, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the buyers such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Buyers shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the purchase agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of June 30, 2007, the Company had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement.

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

Under EITF 00-19, paragraph four provides that if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of Statement 133. The Task Force reached a consensus that for purposes of evaluating under Statement 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders' equity if freestanding, the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the conversion ratio may be modified under certain events, including that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share; and that in the event of default, the conversion price may be adjusted down, but not below $0.10, based on the market price of the stock as discussed above. Accordingly, the Company believes this note is not considered “conventional convertible debt” as defined by EITF 00-19. The embedded conversion option was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. The Company concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including that there was no requirement in the contract to post collateral at any point or for any reason.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At June 30, 2007 the convertible debenture had balance of $493,000 net $3,507,000 of unamortized discount. The effective interest rate on the debenture is 10.2% compared to the stated interest of 6% which takes into account the debt discount and issue costs related to the debenture.

Summary of Secured Convertible Note

Presented below is summary of the secured convertible note at June 30, 2007:

Description	Principal balance	Unamortized discount	Fair value of derivative instrument	Accrued interest
March 2007 secured convertible note	$4,000,000	$3,507,000	$2,542,000	$61,000
Total	$4,000,000	$3,507,000	$2,542,000	$61,000

The Company uses the Black Scholes Pricing Model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, the Company’s financial position and results of operations may vary from quarter-to-quarter based on conditions other than the Company's operating revenues and expenses.

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	108%
Expected term (years)	2.75
Risk-free interest rate	4.9%
Expected dividend yield	0%

Expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow the Company to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends.

Reclassification of derivative financial instruments

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At the end of Q1 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The warrants were re-valued and marked to market immediately prior to the reclassification. The total amount reclassified on March 30, 2007 from derivative financials instruments to additional paid in capital was $2,684,000. In accordance with EITF 00-19, the Company reassessed all of the contract classifications at the end of each balance sheet date and determined no reclassification was necessary as of June 30, 2007.

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

In September of 2006, the Company awarded 1,543,334 options to purchase common stock at $.30 to generally all of its employees except for the CEO and CFO. The options have a term of approximately 3 years with 1/3 vesting each year.

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

In April of 2007, the Company issued 1,404,870 shares of common stock to certain employees who were hired as of October 2, 2006, none of whom were officers or directors. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007.

In May of 2007, the Company issued 125,000 share of common stock to an accredited investor to settle a commitment fee (See Note 10).

NOTE 12 - COMMITMENTS

TXP executed a new lease with its landlord in December 2004. The new lease began March 15, 2005 and will last for five years. The Company’s lease was amended effective November 15, 2006 to include approximately 16,500 additional square feet. The incremental monthly lease payment is approximately $7,000 per month for the term of the lease. The lease required a deposit in the amount of $13,000. The annual rent payments increase each year as outlined below:

Year	Amount
07/01/07 - 12/31/07	$161,000
01/01/08 - 12/31/08	327,000
01/01/09 - 12/31/09	334,000
01/01/10 - 12/31/10	84,000
Total	$906,000

Rent expense for the six months ended June 30, 2007 and 2006 amounted to $152,000 and $95,000, respectively.

NOTE 13- MAJOR CUSTOMERS

During the six months ending June 30, 2007 and June 30, 2006, TXP had sales to five customers which amounted to 61% and 63% of net sales, respectively. Tellabs Inc and AMX Corporation accounted for 29% and 13% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007. AMX Corporation, Flextronics and Essex Corporation accounted for 18%, 18%, and 11% of net sales in 2006, respectively, while no other customer accounted for more than 10% of net sales for 2006.

NOTE 14 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of June 30, 2007, 2,808,929 stock options and 1,553,870 shares of common stock have been issued to employees, directors or consultants under this plan of which the Company recognized $60,000 of stock compensation expense in SGA in the statement of operations for quarter ended June 30, 2007.

In Q4 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007. In accordance with the agreement, 1,404,870 shares of common stock were issued to these employees in April of 2007.

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

The exchange transaction was accounted for as a non-monetary exchange as provided for under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets”, an amendment of APB Opinion No. 29. Thus, the cost of the non-monetary assets acquired by TXP in the exchange was recorded at the fair value of the services provided to obtain it. The fair value of the development services was calculated as the four months of personnel costs TXP would pay its development team which amounted to approximately $1,329,000. Therefore, the assets acquired were recorded at approximately $1,329,000. In addition, TXP recognized $997,000 in design and development services revenue as of December 31, 2006 and recognized the remaining $332,000 in deferred revenue as of December 31, 2006 in Q1 2007. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally, the Company’s design services costs consist of engineering labor costs.

NOTE 16 - SUBSEQUENT EVENTS

On July 3, 2007, Mr. Robert Bruce resigned as a director of the Company, but will remain as the Company’s Chief Financial Officer. There was no disagreement or dispute between Mr. Bruce and the Company which led to his resignation from the Board of Directors.

In addition, on July 3, 2007 the Board of Directors appointed Mr. Pasquale M. LaVecchia and Mr. William L. Martin III as directors of the Company. There are no understandings or arrangements between Messrs. LaVecchia and Martin and any other person pursuant to which Messrs. LaVecchia and Martin were selected as directors of the Company. Messrs. LaVecchia and Martin do not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. It is anticipated that Mr. LaVecchia will serve as the Chairman of the Audit Committee of the Board of Directors of the Company when such committee is established by the Board.

As previously reported by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007, on March 30, 2007 the Company consummated a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of its 6% secured convertible notes in the aggregate principal amount of $5,000,000 (the “Notes”). Under the purchase agreement, the Company also issued to Cornell five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and (iv) 600,000 shares of common stock at a price equal to $1.00 per share.

The Notes bear interest at a rate equal to 6% per annum and are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41 (the “Conversion Price”); provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the Conversion Price shall automatically become $0.25 per share.

On July 13, 2007, the Company and Cornell entered into an amendment to the Notes pursuant to which the Company was granted 210 days after the closing date to raise at least $1,000,000 in additional equity capital. In exchange, the Company agreed that the Notes will bear interest at a rate equal to 10% per annum beginning on July 29, 2007, which represents the 121st day from March 30, 2007, until such date as the additional equity capital is raised in full, at which such time the interest rate shall revert back to 6% per annum.

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

On June 13, 2005, we and a wholly-owned subsidiary of Stock Market Solutions, Inc. (“SMS”) entered into an Agreement and Plan of Merger with Texas Prototypes, Inc. (“TXP”) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the Merger Agreement, the principal requirement being the completion of the reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into a wholly owned subsidiary of SMS and the separate corporate existence of such subsidiary ceased. TXP continued as the surviving corporation.

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

In December of 2006, TXP created a new business unit, iPhotonics, which focuses primarily on the development and sale of Optical Network Terminals (“ONT's”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively, and incurred a net loss of $4,592,000 and $595,000, respectively. For the quarters ended June 30, 2007 and 2006, we generated revenues of $3,262,000 and $1,940,000, respectively, and incurred a net loss of $1,488,000 and $4,805,000, respectively.

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

We have penalty provisions in the registration rights agreement executed prior to the year 2007 of our Cornell debentures and warrants (See NOTE 10-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require us to file the registration statement no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreements, including its agreement to file the registration statement for the shares of common stock issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

On October 11, 2006, we entered into a Securities Purchase Agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. (See NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants.

On March 30, 2007, we entered into a securities purchase agreement which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreements, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of June 30, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement.

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

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services;

•	Prototyping - Photonics/Optoelectronics services;

•	Material supply chain management services;

•	Turn-key solution - consists of material supply chain management services and one of the other services listed above;

•	Optical Network Terminal (ONT) product and accessory sales; and

•	ONT design and development services

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

Prototyping - Photonics/Optoelectronics services typically consists of assembling and designing optical and optical related products to the customer provided design specifications. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, TXP created a new business unit, iPhotonics, which focuses primarily on the development and sale of ONT's and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

COMPARISON OF QUARTER ENDED JUNE 30, 2007 ("2007") TO THE QUARTER ENDED JUNE 30, 2006 ("2006")

Revenues

TXP currently derives the majority of its revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are priced at the cost of the material plus 5% to 25%. Prototyping and assembly and material supply chain services projects are typically purchase order driven rather than long-term contracts and vary significantly from customer to customer. Thus our revenues can be difficult to predict and may vary significantly from quarter to quarter. Total revenues increased 70% from $1,940,000 in 2006 to $3,296,000 in 2007 or by $1,356,000. Material supply chain management services increased 153% from $557,000 in 2006 to $1,409,000 in 2007. Prototyping and assembly services increased 33% from $1,383,000 in 2006 to $1,838,000 in 2007 or $455,000. Included in this increase were sales of $294,000 in 2007 to customers related to build-to-order tele-communications product assemblies compared to sales of $520,000 in 2006. TXP also had revenues of $49,000 related to GPON and BPON ONT product and accessory sales in 2007 compared to $0 in 2006 as the Iphotonics group was not formed until late Q4 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new iPhotonic's offerings including GPON and BPON development services and product and accessory sales. TXP expanded its customer base from 93 in 2006 to 129 in 2007. Total active customers for the quarters ending June 30, 2007 and 2006 were 44 and 33, respectively. TXP's top five customers accounted for 64% of revenue in 2007 and 62% of revenue in 2006

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $1,172,000 in 2006 to $2,008,000 in 2007 or $836,000. Other direct material costs and production supplies increased from $791,000 in 2006 to $1,450,000 in 2007 or $659,000. Manufacturing overhead and labor cost increased from $296,000 in 2006 to $506,000 in 2007 or $210,000 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Equipment lease decreased from $45,000 in 2006 to $0 in 2007 as we terminated an equipment lease in Q4 2006 and purchased the equipment. Depreciation charged to cost of sales increased from $41,000 in 2006 to $52,000 in 2007 in-line with capital expenditures on equipment and other fixed assets used in the manufacturing process.

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

Gross profit increased from $768,000 in 2006 to $1,288,000 in 2007 or $520,000. Revenues increased for the same period by $1,356,000. During the same period the gross margin decreased from 40% in 2006 to 39% in 2007 due to a slightly negative change in revenue mix compared to 2006.

Selling, General and Administrative Expenses

Selling general administrative expense (“SGA”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SGA expenses decreased by $374,000 from $1,422,000 in 2006 to $1,048,000 in 2007. During 2006, TXP had merger costs and aborted offering costs of $52,000 and $697,000, respectively, that did not recur in 2007. Personnel costs increased as costs increased from $506,000 in 2006 to $620,000 in 2007 or by $114,000. Included in this personnel increase was a net increase of approximately $60,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2007 compared to 2006. The remaining increase in personnel costs reflect salary increases for certain employees, addition of employees, and increases in company paid benefits including medical and dental insurance from 2006 to 2007. Contract labor increased $36,000 compared to 2006 as the company retained a business consultant to support and assist management in the sales, strategy and operations of the newly formed iPhotonics business unit. Sales and Marketing increased $58,000 due to expanded efforts to promote the company since becoming public in April of 2006. Professional fees increased by $53,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Travel and entertainment costs increased from $27,000 in 2006 to $62,000 in 2007 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit. Provision for bad debt increased from $0 in 2006 to $10,000 in 2007.

Research and Development

Research and development (“RD”) consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. RD increased from $0 in 2006 to $1,261,000 in 2007 as TXP's iPhotonics' business unit was established in Q4 2006 which included the hiring of 35 full-time employees and prior to that no RD was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $22,000 in 2006 to $37,000 in 2007. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $271,000 in 2006 to $457,000 in 2007 or by $186,000. Approximately $124,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to Cornell Capital. TXP amortized $30,000 of debt issue costs to interest expense in 2007 related to its $3 million line of credit which originated in subsequent to Q2 2006. Interest expense on our lines of credit increased from $5,000 in 2006 to $28,000 in 2007 or by $23,000. The remaining increase in interest expense relates to increases on the outstanding balances of our loans and capital lease obligations from 2006 to 2007.

Change in Fair Value of Derivative Financial Instruments

Income from change in fair value of derivative financial instruments was $61,000 in 2007 compared to $4,323,000 of expense in 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

COMPARISON OF THE 6 MONTHS ENDED JUNE 30, 2007 ("2007") TO THE 6 MONTHS ENDED JUNE 30, 2006 ("2006")

Revenues

TXP currently derives the majority of its revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. TXP's material supply chain management services are priced at the cost of the material plus 5% to 25%. Prototyping and assembly and material supply chain services projects are typically purchase order driven rather than long-term contracts and vary significantly from customer to customer. Thus our revenues can be difficult to predict and may vary significantly from quarter to quarter. Total revenues increased 59% from $3,442,000 in 2006 to $5,480,000 in 2007 or by $2,038,000. Material supply chain management services increased 66% from $1,187,000 in 2006 to $1,974,000 in 2007. Prototyping and assembly services increased 38% from $2,255,000 in 2006 to $3,106,000 in 2007 or $851,000. Included in this increase were sales of $478,000 in 2007 to customers related to build-to-order tele-communications product assemblies compared to sales of $672,000 in 2006. In addition, TXP had revenues of $332,000 in 2007 related to design and development services performed by its iPhotonics group which was formed in Q4 of 2006. TXP does not expect to generate significant future design and development revenues. The entire $332,000 of design and development services revenue is attributable to design and development work performed for Siemens related to completing certain Optical Network Terminal (“ONT”) development hardware and software releases. The Siemens design and development project was consideration given by TXP in a non-monetary transaction whereby we received certain ONT assets from Siemens (See Note 15 of the financial statements included herein for further discussion of the non-monetary transaction). TXP also had revenues of $68,000 related to GPON and BPON ONT product and accessory sales in 2007 compared to $0 in 2006 as the Iphotonics group was not formed until late Q4 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new iPhotonic's offerings including GPON and BPON development services and product and accessory sales. TXP expanded its customer base from 93 in 2006 to 129 in 2007. Total active customers for the six months ending June 30, 2007 and 2006 were 40 and 32, respectively. TXP's top five customers accounted for 61% of revenue in 2007 and 63% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $2,215,000 in 2006 to $3,457,000 in 2007 or $1,242,000. Other direct material costs and production supplies increased from $1,432,000 in 2006 to $2,099,000 in 2007 or $667,000. Manufacturing overhead and labor cost increased from $611,000 in 2006 to $921,000 in 2007 or $310,000 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Equipment lease decreased from $90,000 in 2006 to $0 in 2007 as we terminated an equipment lease in Q4 2006 and purchased the equipment. Depreciation charged to cost of sales increased from $81,000 in 2006 to $104,000 in 2007 in-line with capital expenditures on equipment and other fixed assets used in the manufacturing process. Direct labor and personnel costs attributable to design and development services performed by our iPhotonic's business unit increased to $332,000 compared to $0 in 2006.

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

Gross profit increased from $1,227,000 in 2006 to $2,023,000 in 2007 or $796,000. Revenues increased for the same period by $2,038,000. During the same period the gross margin increased from 36% in 2006 to 37% in 2007 due to a slightly positive change in revenue mix compared to 2006. Additionally, overall margins were negatively impacted by 2 percentage points in 2007 since our development and services revenues of $332,000 were not marked up and reflected our costs and thus had no margin.

Selling, General and Administrative Expenses

Selling general administrative expense (“SGA”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SGA expenses decreased by $236,000 from $2,014,000 in 2006 to $2,250,000 in 2007. During 2006, TXP had merger costs and aborted offering costs of $52,000 and $697,000, respectively, that did not recur in 2007. Personnel costs increased as costs increased from $971,000 in 2006 to $1,463,000 in 2007 or by $492,000. Included in this personnel increase was a net increase of approximately $345,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2007 compared to 2006. The remaining increase in personnel costs reflect salary increases for certain employees, addition of employees and increases in company paid benefits including medical and dental insurance from 2006 to 2007. Contract labor increased $95,000 compared to 2006 as the company retained a business consultant to support and assist management in the sales, strategy and operations of the newly formed iPhotonics business unit. Sales and Marketing increased $70,000 due to expanded efforts to promote the company since becoming public in April of 2006. Professional fees increased by $134,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Travel and entertainment costs increased from $48,000 in 2006 to $115,000 in 2007 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit. Provision for bad debt increased from $0 in 2006 to $10,000 in 2007.

Research and Development

Research and development (“RD”) consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. RD increased from $0 in 2006 to $2,007,000 in 2007 as TXP's iPhotonics' business unit was established in Q4 2006 which included the hiring of 35 full-time employees and prior to that no RD was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $42,000 in 2006 to $69,000 in 2007. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $326,000 in 2006 to $701,000 in 2007 or by $375,000. Approximately $247,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to Cornell Capital. TXP amortized $59,000 of debt issue costs to interest expense in 2007 related to its $3 million line of credit which originated in subsequent to Q2 2006. Interest expense on our lines of credit increased from $11,000 in 2006 to $61,000 in 2007 or by $50,000. The remaining increase in interest expense relates to increases on the outstanding balances of our loans and capital lease obligations from 2006 to 2007.

Change in Fair Value of Derivative Financial Instruments

Income from Change in fair value of derivative financial instruments was $1,172,000 in 2007 compared to $4,323,000 in expense in 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

 Liquidity and Capital Resources

TXP's principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2007, TXP had cash and cash equivalents of $351,000.

During 2007, TXP used $3,198,000 in operating activities compared to using $735,000 during 2006. Cash used in operating activities during 2007 reflects $1,832,000 in net loss, $245,000 in depreciation, $10,000 in provision for bad debt, $478,000 in debt discount amortization, $345,000 in stock compensation, $1,172,000 in change (credit) in fair value of derivative financial instruments and $319,000 in deferred revenue. Accounts receivable and Inventory increased by $260,000 and $963,000, respectively, to decrease working capital by $1,189,000. TXP obtained cash from working capital changes of $270,000 consisting of increases in accounts payable and accrued expenses of $168,000 and $74,000, respectively, and a decrease in other current assets of $28,000.

Cash used in operating activities during 2006 reflects $4,995,000 in net loss, $123,000 in depreciation, $248,000 in debt discount amortization, $465,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, $697,000 in aborted offering costs, and $4,323,000 in change in fair value of derivative financial instruments. Accounts receivable, inventory, other current assets, deferred offering costs, and other assets increased by $553,000, $99,000, $32,000, $9,000 and $1,000 respectively decreasing working capital. The Company obtained cash for working capital changes consisting of increases in accounts payable and accrued expenses of $29,000 and $17,000, respectively.

During 2007, TXP used $113,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

During 2006, TXP used $95,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $155,000 net of $60,000 in proceeds received from the sale of fixed assets.

During 2007, financing activities provided net cash of $3,434,000 as the result of issuances of $4,000,000 in convertible debentures to Cornell Capital partially offset by fees and offering costs incurred of $385,000 to secure the transaction. We received net proceeds from draw downs on our lines of credit of $50,000. Total repayments on loans and capital lease obligations amounted to $231,000.

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

STANDBY EQUITY DISTRIBUTION AGREEMENT

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell common stock to Cornell Capital Partners ("Cornell") for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when common stock issued under the Standby Equity Distribution Agreement is registered with the SEC and TXP is within the commitment period as defined under the terms of the agreement. The commitment period is the period commencing on the earlier to occur of the effective date (which is the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as TXP and Cornell may mutually agree in writing, and expiring on the earliest to occur of the date on which the Cornell shall have made payment of advances pursuant to the agreement in the aggregate amount of $15,000,000, or the date occurring 24 months after the effective date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. A cash fee equal to 5% of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

TXP is currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. TXP and Cornell Capital have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance.

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

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if 18 months after the Closing Date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  Cornell shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank Canyon Creek.

The Company also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to securities purchase agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholders' position.

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

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. The Company concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

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

Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital prior to the year 2007, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreements, including its agreement to file the registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that the Company pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the debentures. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then the Company will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

In addition, the Company shall prepare and file with the SEC a separate registration statement on Form SB-2 covering the resale of all of the warrant shares with no later than 45 days from closing. The Company shall use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants.

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006 (See Note 6).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification

October 2006 Warrants

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then the Company will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

In addition, the agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the common stock issuable upon exercise of the warrants and the common stock issued for the commitment fee. The Company is obligated to file the registration statement no later than 65 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon exercise of the warrants have been sold. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the Warrants

As additional consideration of the investor's agreement to pledge the collateral to a Lender, the Company agreed to pay to the investor a one-time commitment fee during the Term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3 million with the First Bank of Canyon Creek in Q4 2006 (See Note 6).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

Further, the purchase agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares and the shares common stock issuable upon exercise of the warrants.

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the Company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

Line of Credit June 1, 2007

On June 1, 2007 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 3). Interest payments are due monthly beginning July 1, 2007 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of June 30, 2007 and December 31, 2006. The revolving line of credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
Maintain a Debt-to-Net Worth Ratio of not greater than 2:1. This ratio is calculated by dividing Total Liabilities by Net Worth (total stockholders' equity). Net worth is to include the subordinated debt in the form of debt owed Cornell Capital and likewise is to be excluded from total liabilities.

•	Maintain a Current Ratio of not less than 1.1:1. This ratio is to be calculated by dividing Total Current Assets by Total Current Liabilities.

•
Maintain a Debt Coverage Ratio of not less than 1.25:1. This ratio is to be calculated by dividing Earnings before Interest, Depreciation, and Taxes by all principal and interest payments for the period.

At June 30, 2007, the Company was in default due to failure to maintain a Debt Coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into a forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the company maintained the Debt-to-net-worth ratio and Current Ratio as provided for in the loan agreement. As of June 30, 2007, the Debt-to-net-worth and Current Ratio were in compliance with the loan agreement. The balance outstanding on the note at June 30, 2007 and December 31, 2006 was $400,000 and $400,000 respectively.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second Loan Agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior Loan Agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. The Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the Loan Agreement are secured by a pledge of an aggregate of $3,875,000 in free-trading shares of Fossil Incorporated by an Investor of the Company (As more fully discussed in NOTE 10 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants”). In addition, the Company's obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of June 30, 2007 and December 31, 2006, the balance outstanding on the line of credit was $1,050,000 and $1,000,000, respectively.

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

The BPON technology acquired is immediately available for sale to telecommunication service providers and Other Equipment Manufacturers (“OEM”). The GPON technology acquired is now ready for sale to telecommunication service providers and OEMs We expect to have ongoing development related to cost reductions and feature enhancements to address customer specific requirements. We completed an ONT supply agreement with Siemens and are aggressively marketing our services to other service providers, OEM's and distributors. To date BPON and GPON sales have been immaterial.

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

In addition, the notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41; provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the notes prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than the conversion price, the registration statement (as defined below) is effective, and no event of default has occurred or is continuing. The Company's obligations under the purchase agreement and the notes are secured by substantially all of the Company's assets; provided however, such security interest is second in priority to certain liens granted by the Company in favor of First Bank of Canyon Creek. Under the terms of the convertible note, the Company is considered to be default upon occurrence of any of the following events:

•
Any default in the payment of the principal of, interest on or other charges in respect of this Note, free of any claim of subordination, as and when the same shall become due and payable whether upon an Optional Redemption (as defined in Section 3(a) ), the Maturity Date, by acceleration, or otherwise;

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

•	The Company or any subsidiary of the Company shall be a party to any Change of Control Transaction (as defined in Section 6 );

•
The Company shall fail to file the Underlying Shares Registration Statement (as defined in Section 6) with the Commission (as defined in Section 6 ), or the Underlying Shares Registration Statement shall not have been declared effective by the Commission, in each case within the time periods set forth in the Investor Registration Rights Agreement (“Registration Rights Agreement”) of even date herewith, between the Company and the Holder;

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

•
The Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of this Note (except as may be covered by Section 2(a)(i) through 2(a)(ix) hereof) or any Transaction Document (as defined in Section 6 ) which is not cured with in the time prescribed, or an Event of Default under any other debenture issued to the Holder in connection with the Securities Purchase Agreement shall occur;

During the time that any portion of the note is outstanding, if any event of default has occurred and shall continue for a period of 10 days after a notice of such default has been delivered by the Holder to the Company (the “Notice Period”), the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the holder's election, immediately due and payable in cash, provided however , the holder may request (but shall have no obligation to request) payment of such amounts in common stock of the Company. If an event of default shall occur the conversion price shall be reduced to 20% of the lowest volume weighted average price, as quoted by Bloomberg, LP, of the common stock during the 30 trading days immediately preceding the date upon which the event of default occurred (the “Default Conversion Price”), provided however, that the default conversion price may not be lower than $0.10, as adjusted pursuant to this note.

The securities purchase agreement places certain restrictions on the issuance of capital stock by the company. Specifically, so long as any convertible notes are outstanding, the Company shall not, without the prior written consent of the Buyer(s), (i) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration less than such common stock's bid price determined immediately prior to it's issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8, except in connection with the registration of common stock issued pursuant to a bona fide approved stock plan up to a maximum of 10,000,000 shares of common stock. These restrictions on the issuance of capital stock do not apply to excluded securities which is defined as follows:

“(a) shares issued or deemed to have been issued by the Company pursuant to an approved stock plan (b) shares of common stock issued or deemed to be issued by the Company upon the conversion, exchange or exercise of any right, option, obligation or security outstanding on the date prior to date of the securities purchase agreement, provided that the terms of such right, option, obligation or security are not amended or otherwise modified on or after the date of the securities purchase agreement, and provided that the conversion price, exchange price, exercise price or other purchase price is not reduced, adjusted or otherwise modified and the number of shares of common stock issued or issuable is not increased (whether by operation of, or in accordance with, the relevant governing documents or otherwise) on or after the date of the securities purchase agreement, (c) the shares of common stock issued or deemed to be issued by the Company upon conversion of this note, (d) any issuance by the Company of securities in connection with a strategic partnership or a joint venture (the primary purpose of which is not to raise equity capital), (e) any issuance by the Company of securities as consideration for a merger or consolidation or the acquisition of a business, product, license, or other assets of another person or entity, (f) securities which may be issued by the Company for aggregate gross proceeds not to exceed Two Million Dollars ($2,000,000) from sources other than the Buyer(s) in the next six (6) months from the date hereof."

The securities purchase agreement provides Cornell with rights of first refusal. From the date of the first closing until twenty-four (24) months thereafter, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the buyers such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  The Buyers shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the purchase agreement, the Company also entered into registration a rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreements, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate Liquidated Damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of June 30, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement.

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

Under EITF 00-19, paragraph four provides that if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of Statement 133. The Task Force reached a consensus that for purposes of evaluating under Statement 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders' equity if freestanding, the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the conversion ratio may be modified under certain events, including that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share; and that in the event of default, the conversion price may be adjusted down, but not below $0.10, based on the market price of the stock as discussed above. Accordingly, the Company believes this note is considered “conventional convertible debt” as defined by EITF 00-19. The embedded conversion option was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. The Company concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including that there was no requirement in the contract to post collateral at any point or for any reason.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At June 30, 2007 the convertible debenture had balance of $493,000 net $3,507,000 of unamortized discount. The effective interest rate on the debenture is 10.2% compared to the stated interest of 6% which takes into account the debt discount and issue costs related to the debenture.

Cash Requirements

Except for the financing agreements with Cornell Capital and other investors discussed above, existing financing arrangements, borrowing capacity created by one of our investors agreeing to pledge collateral on our behalf, and revenue generated through its operations, TXP has no other significant sources of working capital or cash commitments.

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

Additionally, until the March 2007 Cornell secured convertible is fully repaid or fully converted, we are required to obtain Cornell's consent prior to selling or issuing (i) any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, each of which will restrict our ability to obtain future financing.

We hired Siemens' former ONT development team effective at the beginning of Q4 2006 and formed our iPhotonics' business unit. As a result, TXP has added 35 full-time employees and amended its lease in November of 2006 and expanded the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month. Other research and development and operational costs are expected to average between $100,000 and $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics’ business unit have been insignificant. Accordingly, there is a high probability that we will be required to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of significant revenues from sales of our ONT products. At the present time, we have no legally binding commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Additional equity financings are likely to be dilutive to holders of our common stock. Debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our common stock. The Company also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. Finally, we may be required to sell the Iphotonics’ business unit assets or shut down its operations.

Management believes that it has sufficient financing arrangements to satisfy TXP's cash requirements for the next twelve months. Management is not depending upon the Standby Equity Distribution Agreement to meet its cash requirements for the next twelve months. If TXP is unable to recognize sufficient proceeds from these anticipated arrangements, management believes that it can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital or if necessary cease certain operations specifically its Iphotonics’ business unit.

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

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively. Our accumulated deficit was $5,190,000 at December 31, 2006 and $598,000 at December 31, 2005. For the quarter ending June 30, 2007, we generated revenues of $3,296,000. Our accumulated deficit was $7,022,000. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 54% of our net sales in fiscal 2006. AMX Corporation, Siemens Networks GmbH Co. KG, and Flextronics accounted for 18%, 12%, and 11% respectively of net sales in 2006 while no other customer accounted for more than 10% of net sales for 2006. Our top 5 customers represented 61% of net sales for the six months ended June 30, 2007. Tellabs Inc and AMX Corporation accounted for 29% and 13% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007.  We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales.

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

Five companies represented approximately 41% of our net trade accounts receivable at June 30, 2007, with individual percentages for those companies ranging from 6% to 9%. Our OEM customers direct their sales to a relatively limited number of EMS providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

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

Risks Relating to Our Newly Formed Optical Networking Terminal (“ONT”) Business Unit.

There is a High Probability That We Will Need to Raise Additional Funds In Order Achieve ONT Business Objectives.

There is a high probability that the Company will be required to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of significant revenues from sales of our ONT products. At the present time, we have no legally binding commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our common stock.

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

If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell out assets or shut down the iPhotonics business unit and cease its operations.

We have a limited operating history, few customers and no contracts and, as a result, it is difficult to predict our future results of operations.

We have a limited operating history upon which to evaluate our ONT offering. We have just commenced product shipments to date and have few customers and no contracts. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as this one.

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

As of August 9, 2007, we had 112,535,647 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, we also have outstanding secured convertible note and accrued interest that may be converted into an estimated 9,905,246 shares of common stock at current market prices. In addition, we have outstanding warrants to purchase 13,197,500 shares of common stock. The notes issued on March 30, 2007 are at a conversion price per share equal to $0.41

The shares underlying the convertible note and warrants have not been registered but the Company intends to register those shares under Form SB-2. Upon effectiveness of the registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Our convertible note matures three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning in month twelve, we are required to make monthly interest payments and beginning in month eighteen we are required to make interest and principal payments in the amount of $100,000. The principal and interest payments may be deferred but only at the option of Cornell Capital. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to timely file a registration statement or have such registration statement declared effective, could render the entire convertible note and accrued interest immediately due and payable. If we were required to repay the entire convertible note, we would be required to use our limited working capital and raise additional funds. However, our ability to raise additional funds is hindered by the fact that we are required to obtain the consent of the holder in order to engage in any financing for the issuance of our securities or to engage in any secured financing. If we were unable to repay the convertible note when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2007, the Company issued 125,000 shares of common stock to the accredited investor who executed an Agreement (the "Agreement") with the Company on October 12, 2006 as a commitment fee called for by the Agreement representing additional consideration of the investor's agreement to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor to a lender of the Company.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized, on this 9th day of August 2007.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
Chief Executive Officer (Principal Executive Officer)

/s/ Robert Bruce
Robert Bruce
Chief Financial Officer (Principal Accounting and Financial Officer)