Form 10QSB
period 2007-09-30
TXP CORP
filed 2007-11-15
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from  _______ to ________
Commission file number: 000-49743

TXP CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0443110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Commerce Drive Richardson, Texas 75081	(214) 575-9300
(Address of principal executive offices)	(Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares issued and outstanding of the registrant's common stock, par value $.001 per share, as of November 14, 2007 was 116,535,647 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TXP CORPORATION

SEPTEMBER 30, 2007 FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$59,000	$228,000
Accounts receivable, net of allowance of $3,000 and $0 as of September 30, 2007 and December 31, 2006, respectively.	1,535,000	976,000

Inventory	1,959,000	673,000
Other assets	392,000	346,000
Total current assets	3,945,000	2,223,000

Property and equipment, net	2,742,000	2,667,000
Other assets	13,000	13,000

TOTAL ASSETS	$6,700,000	$4,903,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$155,000	$272,000
Current capital lease obligations	124,000	46,000
Lines of credit	2,250,000	400,000
Current derivative financial instruments	—	1,288,000
Current convertible debentures, net of unamortized discount of $423,000 as of December 31, 2006	—	467,000
Accounts payable	1,154,000	913,000
Deferred revenue	87,000	332,000
Accrued expenses	492,000	412,000
Total current liabilities	4,262,000	4,130,000

Notes payable, net of current maturities	27,000	144,000

Capital lease obligations, net of current obligations	183,000	32,000

Line of Credit	—	1,000,000

Convertible debentures, net of unamortized discount of $3,188,000 as of September 30, 2007	812,000	—

Derivative financial instruments, net of current obligation	1,673,000	2,507,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	7,005,000	7,861,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 116,535,647 and 104,080,623 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.	117,000	104,000

Additional paid in capital	7,912,000	2,121,000
Accumulated deficit	(8,341,000)	(5,190,000)
Accumulated other comprehensive income	7,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(305,000)	(2,958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,700,000	$4,903,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine months ended September 30, 2007 and 2006 (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues
Prototyping and assembly	$1,016,000	$995,000	$3,644,000	$2,578,000
Material management services	896,000	427,000	2,870,000	1,614,000
Retrofit solutions	331,000	237,000	809,000	909,000
Product and accessory sales	95,000	—	123,000	—
Design and development services	327,000	—	699,000	—
Total Revenues	2,665,000	1,659,000	8,145,000	5,101,000

Cost of sales	1,810,000	984,000	5,267,000	3,199,000

Gross profit	855,000	675,000	2,878,000	1,902,000

Costs and expenses
Selling, general and administrative	1,243,000	866,000	3,493,000	2,879,000
Research and development	1,271,000	—	3,278,000	—
Depreciation	44,000	24,000	113,000	66,000
Total costs and expenses	2,558,000	890,000	6,884,000	2,945,000

Operating loss	(1,703,000)	(215,000)	(4,006,000)	(1,043,000)

Other income (expense)
Interest expense, net	(488,000)	(388,000)	(1,189,000)	(714,000)
Change in fair value of derivative financial instruments	869,000	2,660,000	2,041,000	(1,663,000)
Other income	—	150,000	—	150,000
Gain on early extinguishment of debt	—	—	—	465,000
Gain on sale of fixed assets	3,000		3,000	18,000
Total other income (expense)	384,000	2,422,000	855,000	(1,744,000)

Income (loss) before income taxes	(1,319,000)	2,207,000	(3,151,000)	(2,787,000)

Income tax expense	—	—	—	—

Net Income (loss)	(1,319,000)	2,207,000	(3,151,000)	(2,787,000)

Comprehensive Income (loss)	$(1,319,000)	$2,207,000	$(3,151,000)	$(2,787,000)

Basic earnings (loss) per share	$(.01)	$.02	$(.03)	$(.03)

Diluted earnings (loss) per share	$(.01)	$.02	$(.03)	$(.03)

Basic weighted average shares outstanding:	113,013,908	96,971,108	108,374,698	95,409,963

Diluted weighted average shares outstanding:	113,013,908	97,349,482	108,374,698	95,409,963

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 2007 and 2006 (unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,151,000)	$(2,787,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	378,000	187,000
Provision for bad debt	10,000	—
Gain on sale of fixed assets	(3,000)	(18,000)
Deferred revenue	(245,000)	—
Amortization of discount on convertible notes	797,000	557,000
Gain on early extinguishment of debt	—	(465,000)
Stock compensation	429,000	69,000
Change in fair value of derivative financial instruments	(2,041,000)	1,663,000
Changes in assets and liabilities:
Aborted offering costs	—	697,000
Accounts receivable	(569,000)	(317,000)
Inventory	(1,286,000)	(183,000)
Other current assets	(46,000)	(103,000)
Other assets	—	12,000
Accounts payable	241,000	(24,000)
Accrued expenses	307,000	15,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,179,000)	(697,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(181,000)	(206,000)
Proceeds from sale of fixed assets	20,000	60,000

CASH FLOWS USED IN INVESTING ACTIVITIES	(161,000)	(146,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	—	(9,000)
Proceeds from convertible debenture	3,615,000	480,000
Proceeds from sale of common stock and warrants	1,000,000	—
Proceeds from note payable	—	150,000
Line of credit, net	850,000	150,000
Repayment of notes payable and capital lease obligation	(294,000)	(163,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,171,000	608,000

NET DECREASE IN CASH	(169,000)	(235,000)

Cash, beginning of period	228,000	342,000

Cash, end of period	$59,000	$107,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
Nine months Ended September 30, 2007 and 2006 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006
Cash

Interest paid	$149,000	$21,000

Taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$—	$684,000

Liabilities assumed upon merger	$—	$744,000

923,657 shares issued on conversion of debt	$—	$145,000

Modification of debt treated as extinguishment and new debt	$—	$619,000

125,000 shares issued to investor to settle commitment fee liability (Note 11)	$60,000	$—

6,730,032 shares issued on conversion of debt and accrued interest	$792,000	$—

Property acquired under capital lease obligations and notes payable	$289,000	$63,000

Reclassification of warrants to additional paid in capital (Note 11)	$2,684,000	$—

Fees paid to holder in conjunction with the issuance of convertible note	$350,000	$—

Offering costs charged to additional paid in capital	$35,000	$—

Fair value of embedded conversion option bifurcated from convertible note	$2,603,000	$—

Warrants issued to investor	$797,000	$—

Fees to holder settled in common stock in conjunction with issuance of convertible note	$76,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Nine months Ending September 30, 2007 (unaudited)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income
	Shares	Amount				Total
Balance, December 31, 2006	104,080,623	$104,000	$2,121,000	$(5,190,000)	$7,000	$(2,958,000)

Net loss	—	—	—	(3,151,000)	—	(3,151,000)

Stock compensation: options awarded to employees (Note 5)	—	—	190,000	—	—	190,000

Stock compensation: shares awarded to employees (Note 5)	—	—	240,000	—	—	240,000

Shares issued to employees	1,404,870	2,000	(2,000)	—	—	—

Shares issued to an investor for commitment fee (Note 11)	125,000	—	60,000	—	—	60,000

Compensation shares (Note 11)	195,122	—	76,000	—	—	76,000

Offering costs	—	—	(35,000)	—	—	(35,000)

Warrants issued to investor (Note 11)	—	—	797,000	—	—	797,000

Shares issued in conversion of debentures and accrued interest (Note 11 and 12)	6,730,032	7,000	785,000	—	—	792,000
Reclassification of warrants from derivative financial instruments (Note 11)	—	—	2,684,000	—	—	2,684,000
Shares and warrants issued to an investor (Note 11)	4,000,000	4,000	996,000	—	—	1,000,000

Balance, September 30, 2007	116,535,647	$117,000	$7,912,000	$(8,341,000)	$7,000	$(305,000)

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

TXP specializes in quick-turn complex circuit card assemblies and optoelectronic prototyping, new product introduction, and pilot production of electronic assemblies for technology innovators and original equipment manufacturers (OEMs) and contract manufacturers (CMs) in the United States of America.

In December of 2006, TXP created a new business unit, iPhotonics, which focuses primarily on the development and sale of Optical Network Terminals (“ONTs”) and related accessories and to a lesser extent related design and development services. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [“FTTH”] or Fiber-to-the-Premise [“FTTP”]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (“OLT”) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The Company’s corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the reverse merger between the wholly owned subsidiary of Stock Market Solutions, Inc. was consummated with Texas Prototypes, Inc., a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc., with Texas Prototypes, Inc. treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company's name was changed to TXP Corporation (See NOTE 2 Merger and Recapitalization).

NOTE 2 - ACCOUNTING POLICIES

Merger and Recapitalization

On June 14, 2005 Stock Market Solutions, Inc. and its wholly owned subsidiary entered into a definitive Agreement and Plan of Merger ( “the Agreement”) with Texas Prototypes, Inc.

On April 28, 2006, YTXP Corporation (f/k/a Stock Market Solutions, Inc.) issued 89,298,042 shares or 94.7% of the issued and outstanding shares to the shareholders of Texas Prototypes, Inc. and acquired all of the outstanding shares of Texas Prototypes, Inc. As contemplated by the Agreement and concurrent with closing of the transaction, all directors and officers of YTXP resigned and were replaced by appointees of the current shareholders of YTXP. A change of control was deemed to have occurred as a result of the merger. For accounting purposes, the acquisition has been treated as recapitalization of Texas Prototypes, Inc. with Texas Prototypes, Inc. as the acquirer and as the continuing reporting entity. Accordingly, financial statements filed for post-merger periods will depict the acquisition of YTXP by the accounting acquirer and will include financial statements of the accounting acquirer for the pre-merger comparable periods. As of April 28, 2006, the Company completed a recapitalization transaction which resulted in new common shares outstanding of 94,295,715, after giving effect of cancellation of shares in the transaction and reissuance per the related merger agreement. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes.

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

Consolidation

As of September 30, 2007, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Foreign Currency Translation

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, TXP's investment in TXP- Asia translates all assets and liabilities at the respective period-end currency exchange rates and revenues and expenses at an average currency exchange rate for the period. The resulting translation adjustments are accumulated as a separate component of shareholders' deficit.

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At September 30, 2007 and December 31, 2006, the cash balance at our financial institution exceeded the insured limits by $50,000 and $375,000, respectively.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by using the average cost method. Inventory consists primarily of direct raw material costs related to customer prototyping and assembly projects, retrofit services raw materials, and ONT related raw materials. In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. As of January 1, 2006, the Company adopted SFAS 151. The adoption did not have a material impact on the Company's consolidated financial condition and results of operations.

Deferred Offering Costs

Deferred offering costs were costs incurred by TXP related to entering into the $15,000,000 Standby Equity Distribution Agreement (See Note 10 of Financial Statements). These costs consist of related legal, accounting, and commitment fees and were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 2) when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

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

TXP uses the Black-Scholes Pricing Model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, TXP's financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

TXP has penalty provisions in the registration rights agreement executed prior to the year 2007 of its Cornell debentures and warrants (See NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require TXP to file the registration statement which registers the shares underlying the Cornell debentures and warrants no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of the Company's obligations under the registration rights agreement, including its agreement to file the registration statement for the shares of common stock issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, TXP is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option, equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. The Company obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

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

On March 30, 2007, TXP entered into a securities purchase agreement with Cornell which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants (See NOTE 11-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of TXP's obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, the Company is required pay to Cornell, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of September 30, 2007, TXP had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement.  The Company expects to receive such notification, or will voluntarily file the registration statement, prior to December 31, 2007.

On September 6, 2007, TXP entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants (See NOTE 11-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES). The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. The Company anticipates filing the registration statement by December 15, 2007.

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

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services;

•	Prototyping -Photonics/Optoelectronics services;

•	Material supply chain management services;

•	Turn-key solution - consists of material supply chain management services and one of the other services listed above;

•	Telecom cabinet retrofit kits and design solutions;

•	Optical Network Terminal (ONT) product and accessory sales; and

•	ONT design and development services.

The following is a description of each revenue source and our revenue recognition policy for each source:

Prototyping and assembly services typically consist of assembling and designing surface mount technology and other build-to-order products in accordance with the customer provided design specifications. These services are priced based on the complexity, time-to-turn and unit volume of the customer project. The majority of TXP's prototyping and assembly services projects are completed in less than three weeks. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Prototyping-Photonics/Optoelectronics services typically consist of assembling and designing optical and optical related products in accordance with the customer provided design specifications. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Material supply chain management services consist of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. Material supply chain management services are priced at the cost of the material plus 5% to 25%. The pricing is solely dependent on the complexity and volume of the services performed. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.

Telecom cabinet retrofit revenue kits and design solutions typically consist of designing and assembling retrofit kits to enable ILEC’s (Incumbent Local Exchange Carriers) to upgrade their local access service delivery infrastructure. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

TXP offers contract services related to the design and development of ONT products and accessories. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally TXP's design and development service costs consist of engineering labor costs and third party services.

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

In June of 2006, a majority of shareholders approved the Company’s 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants of TXP. As of September 30, 2007, 2,808,929 stock options and 1,541,870 shares of common stock have been issued to employees, directors or consultants under this plan of which the Company recognized $84,000 of stock compensation expense in selling, general and administrative expense in the statement of operations for quarter ended September 30, 2007.

Net Income ( Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and warrants (using the “treasury stock” method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

NOTE 3 - LIQUIDITY AND GOING CONCERN

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations including our iPhotonics business unit through early first quarter of 2008. The cash required to operate our iPhotonics business unit which was formed in Q4 2006 is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month. Other research and development and operational costs are expected to average between $100,000 and $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will need to raise additional funds in 2008. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. However, management believes that we will continue to be successful in raising the funds either through debt or equity issuances necessary to continue operating our business model. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

In Q2 2006, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, loaned the Company $150,000. The unsecured loan had a one-year term with interest at 10%. The Company repaid $37,500 of principal in 2006. The balance on the note at December 31, 2006 was $112,500. The loan was repaid in full in Q2 2007.

The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on all of the Company's notes payables, lines of credit, and all of the capital leases originated prior to 2007.

In Q3 2006, the Company entered into an asset purchase agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of its predecessor corporation, Stock Market Solutions, Inc., pursuant to which the Company sold the assets of its predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the assets, Mr. Smitten agreed to forgive the repayment of a certain debt related to accrued compensation that the Company owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the asset purchase agreement.

On November 15, 2006, the Company entered into an asset purchase agreement with G3 Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company's Chief Executive Officer. Prior to entering into the agreement, the Company leased the assets from G3 for a monthly price of $15,000 under a certain equipment lease (the “Lease”) dated as of May 1, 2005 by and between G3 and Texas Prototypes, Inc., a wholly owned subsidiary of the Company. The lease terminated on April 30, 2007. The Company assumed the lease from its wholly owned subsidiary in April, 2006. In consideration for the sale of the assets, the Company paid a purchase price of $300,000 to G3. In addition, G3 and TXP agreed to terminate the lease pursuant to the terms of the agreement. Prior to the termination of the lease, TXP paid $157,500 and $180,000 in 2006 and 2005, respectively to G3 in accordance with the terms of the lease.

On September 19, 2007 TXP advanced $35,535 to the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, for bonus compensation related to completion of the 2007 performance-related objectives. The bonus compensation was paid on November 6, 2007 and the advance was repaid in full.

NOTE 5 - STOCK BASED COMPENSATION

In June of 2006, a majority of shareholders approved the "2006 Stock Incentive Plan." The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people, including employees, officers, directors and consultants, with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and enabling the Company to attract, retain and reward the best-available persons.  The Plan permits the granting of stock options (including incentive stock options qualifying under Section 422 of the Internal Revenue Code and nonqualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentives discussed above for employees, officers, directors and consultants of TXP.

In Q3 2006, the Company issued a combined 149,000 free-trading shares which were registered under a registration statement on Form S-8 to all of its employees who were employed as of April 28, 2006, except for the CFO and CEO. In the Company's statement of operations for the year ended December 31, 2006, the Company recorded $61,000 of compensation cost for the issuance of these shares based on the closing price of the Company's stock on the issue date.

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

In Q3 2007, the Company did not grant any stock options or awards under its 2006 Stock Incentive Plan.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the nine months ended September 30, 2007 is presented in the following table.

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2007	2,407,329	0.31
Granted	401,600	$0.33
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2007	2,808,929	$0.31	$18,000	9.03

Exercisable at September 30, 2007	514,454	$0.30	$5,000	8.94

The Company adopted SFAS No. 123R effective January 1, 2006. In the Company's statement of operations for the quarter ended September 30, 2007, it recorded $84,000 of compensation cost for stock option share-based payment arrangements, and the final $5,000 of compensation costs for the issuance of 1,404,870 shares of common stock to employees on April 2, 2007. Total stock compensation costs related to the April 2, 2007 issuance was $478,000 which was expensed ratably over the vesting period of October of 2006 to April of 2007.  In Q2 2007, the Company agreed to issue a combined 137,000 free trading shares to certain employees hired during the quarter.  The agreements provide that the stock shall become fully vested approximately one year from the date of the agreements.  No stock options were exercised during the quarter ended September 30, 2007.

The fair value of stock options is determined using the Black-Scholes valuation model. During quarter ended September 30, 2007 no stock options were issued.  Assumptions used in determining the fair value of options granted in Q2 2007 were as follows:

Expected volatility	111%
Expected term (years)	6
Risk-free interest rate	4.9%
Expected dividend yield	0%
Forfeiture rate	10%

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

As of September 30, 2007, there was $467,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 6 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	For the quarter ended Sept. 30,
	2007	2006
Numerator:
Net income (loss) available to common stockholders	$(1,319,000)	$2,207,000

Denominator:
Denominator for basic net income per share—weighted average shares	112,947,646	96,971,108
Dilutive potential securities	—	378,374

Denominator for diluted net income per share—adjusted weighted average shares	112,947,646	97,349,482

Basic net income (loss) per share	$(.01)	$0.02

Diluted net income (loss) per share	$(.01)	$0.02

For the quarters ended September 30, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of TXP's common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	For the quarter ended Sept. 30,
	2007	2006
Warrants to purchase common shares	17,198,000	4,020,000
Stock options issued under the 2006 Incentive Stock Plan	2,808,929	—
Convertible note	10,105,714	11,948,017
	30,112,643	15,968,017

NOTE 7 - LINES OF CREDIT

Line of Credit June 1, 2007

On June 1, 2007 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning July 1, 2007 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of September 30, 2007 and December 31, 2006. The revolving line of credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

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

At September 30, 2007, the Company was in default due to failure to maintain a debt coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into a forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the Company maintained the debt-to-net-worth ratio and current Ratio as provided for in the loan agreement. As of September 30, 2007, the debt-to-net-worth was in compliance with the loan agreement. The current ratio is no longer within compliance due to the maturity date of the loan below being classified as a current liability from a long term liability. The balance outstanding on the note at September 30, 2007 and December 31, 2006 was $400,000 and $400,000, respectively. The lending institution and TXP entered into a forbearance agreement on November 13, 2007 which waived non-compliance of this covenant so long as the Company maintains the debt-to-net-worth ratio.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second loan agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior loan agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. On August 14, 2007, the line of credit was amended to increase the Line from $3,000,000 to $3,500,000. The loan accrues interest at the Wall Street Journal Prime Rate or 8% per annum, whichever is higher. All principal and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the loan agreement are secured by a pledge of marketable securities by an investor of the Company (as more fully discussed in NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants”). In addition, the Company's obligations under the loan agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of September 30, 2007 and December 31, 2006, the balance outstanding on the line of credit was $1,850,000 and $1,000,000, respectively.

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

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company's Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at September 30, 2007 and December 31, 2006 was $182,000 and $288,000, respectively.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at September 30, 2007 and December 31, 2006 was $16,000 and $33,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at September 30, 2007 and December 31, 2006 was $14,000 and $20,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at September 30, 2007 and December 31, 2006 was $14,000 and $25,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at September 30, 2007 was $45,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-six month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at September 30, 2007 was $44,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In April of 2007, TXP entered into a standard lease agreement for $31,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $1,000 and began in April of 2007. The balance outstanding at September 30, 2007 was $27,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In July of 2007, TXP entered into a standard lease agreement for $65,000 to lease certain equipment. The lease has a twenty-four month term and is secured by the equipment. Monthly lease payments are $3,000 and began in July of 2007. The balance outstanding at September 30, 2007 was $58,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

  In August of 2007, TXP entered into a standard lease agreement for $90,000 to lease certain software. The lease has a sixty month term and is secured by the software. Monthly lease payments are $2,000 and began in September of 2007. The balance outstanding at September 30, 2007 was $89,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of September 30, 2007:

Year	Amount
10/01/07 - 12/31/07	$45,000
01/01/08 - 12/31/08	158,000
01/01/09 - 12/31/09	109,000
01/01/10 - 12/31/10	37,000
01/01/11 - 12/31/11	25,000
01/01/12 - 12/31/12	17,000
Total Minimum Lease Payments	391,000

Less Amounts Representing Interest	84,000

Present Value of Minimum Lease Payments	$307,000

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

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, the Company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture that was issued to Cornell Capital by YTXP (f/k/a Stock Market Solutions Inc) for a separate standby equity distribution agreement that was terminated prior to the merger in April of 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The Company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the Company. This cost and other costs consisting of related legal, and accounting were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 2) when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into securities purchase agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at 5%. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. The debentures are secured by a second priority security interest in all of the Company's goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank of Canyon Creek. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. Interest is due at maturity or conversion in cash or common stock at the holder's option. If the holder elects the interest to be paid in common stock it will be valued based upon the closing bid price of the Company's stock at time paid. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of 120% of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be exercisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per share (“Fixed Price”) as provided for under the secured debenture agreement. Specifically, the Fixed Price was calculated at 110% of a post-money market capitalization of $15 million (which shall be calculated by dividing the product of 110% times 15,000,000 by the total outstanding capital stock of TXP on a fully-diluted basis as of the date TXP's common stock is first quoted on the principal market). Second, the debentures are convertible at an amount equal to 80% of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

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

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. The Company concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill the Company's potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

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

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require the Company to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. Additionally, the terms of this debenture provide the holder, Cornell Capital, with a right of first refusal on capital raises by the Company. Specifically, for a period if 18 months after the closing date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  Cornell shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into its name or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell’s security interest is second in priority behind First Bank of Canyon Creek.

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

In addition, on June 5, 2006 the Company issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The Company reviewed EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EIFT 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The Company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. On October 11, 2006, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

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

On July 28, 2006, TXP Corporation entered into an agreement (the "Agreement") with James Von Ehr, II, an accredited investor (the "Investor"), pursuant to which the Company issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

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

In addition, the Company shall prepare and file with the SEC a registration statement on Form SB-2 covering the resale of all of the warrant shares no later than 45 days from closing. The Company shall use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006 (See Note7).

The Company accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued, the Company had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, the Company was precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at September 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

October 2006 Warrants

On October 12, 2006, the Company entered into an agreement with James Von Ehr, II, an accredited investor pursuant to which the Company issued to the investor five-year warrants to purchase an aggregate of 640,000 shares of common stock consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

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

The warrants are exercisable into shares of the Company's common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then the Company will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take suc h other actions as would otherwise result in dilution of the selling stockholders' position.

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

As additional consideration of the investor's agreement to pledge the collateral to a Lender, the Company agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3.5 million with the First Bank of Canyon Creek (See Note 7).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at September 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

October 2006 Securities Purchase Agreement

On October 11, 2006, TXP entered into a securities purchase agreement with a qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares of the Company's common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.70 per share The entire purchase price of the shares and the warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at September 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

In addition, the notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41; provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the notes prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than the conversion price, the registration statement is effective, and no event of default has occurred or is continuing. The Company's obligations under the purchase agreement and the notes are secured by substantially all of the Company's assets; provided however, such security interest is second in priority to certain liens granted by the Company in favor of First Bank of Canyon Creek.

 During the time that any portion of the note is outstanding, if any event of default has occurred and shall continue for a period of 10 days after a notice of such default has been delivered by the holder to the Company, the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the holder's election, immediately due and payable in cash, provided however, the holder may request (but shall have no obligation to request) payment of such amounts in common stock of the Company. If an event of default shall occur the conversion price shall be reduced to 20% of the lowest volume weighted average price, as quoted by Bloomberg, LP, of the common stock during the 30 trading days immediately preceding the date upon which the event of default occurred, provided however, that the default conversion price may not be lower than $0.10, as adjusted pursuant to the note.

The securities purchase agreement places certain restrictions on the issuance of capital stock by the company. Specifically, so long as any convertible notes are outstanding, the Company shall not, without the prior written consent of Cornell (i) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration less than such common stock's bid price determined immediately prior to it's issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8, except in connection with common stock.

The securities purchase agreement provides Cornell with rights of first refusal. From the date of the first closing until 24 months thereafter, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the Cornell such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  Cornell shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the purchase agreement, the Company also entered into a registration rights agreement providing for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to Cornell by the Company, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of September 30, 2007, the Company had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement. The Company expects to receive such notification, or will voluntarily file the registration statement, prior to December 31, 2007.

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

Due to the entry into the purchase agreement on September 6, 2007 as discussed below, the Company has satisfied the requirement set forth in the notes to raise at least $1,000,000 in additional equity capital between the closing date and the date that is 210 days after the closing date and accordingly, the conversion price will not be adjusted to $0.25; provided however, that the Company and Cornell mutually agreed that the interest rate of the notes will not revert back to 6%, but will be 8% per annum.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At September 30, 2007 the convertible debenture had balance of $812,000 net $3,188,000 of unamortized discount. The effective interest rate on the debenture is 12.8% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

September 2007 Securities Purchase Agreement

On September 6, 2007, TXP entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which the Company sold an aggregate of $1,000,000 in shares of the Company's common stock, par value $.001 per share, at a per share purchase price of $0.25, together with (i) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.65 per share; (ii) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.75 per share; (iii) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to$0.85 per share; and (iv) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $1.00 per share.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all of substantially all of its assets, a reclassification of the Company's common stock, or any stock splits, combinations or dividends with respect to the Company's common stock.

In addition, the purchase agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines (together, a “Non-Registration Event”), it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a Non-Registration Event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.

Summary of Secured Convertible Note

Presented below is summary of the secured convertible note at September 30, 2007:

Description	Principal balance	Unamortized discount	Fair value of derivative instrument	Accrued interest
March 2007 secured convertible note	$4,000,000	$3,188,000	$1,673,000	$143,000
Total	$4,000,000	$3,188,000	$1,673,000	$143,000

The Company uses the Black-Scholes Pricing Model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, TXP's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, the Company's financial position and results of operations may vary from quarter-to-quarter based on conditions other than the Company's operating revenues and expenses.

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	104%
Expected term (years)	2.5%
Risk-free interest rate	4.03%
Expected dividend yield	0%

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

Reclassification of derivative financial instruments

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At the end of Q1 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The warrants were re-valued and marked to market immediately prior to the reclassification. The total amount reclassified on March 30, 2007 from derivative financials instruments to additional paid in capital was $2,684,000. In accordance with EITF 00-19, the Company reassessed all of the contract classifications at the end of each balance sheet date and determined no reclassification was necessary as of September 30, 2007.

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

In August of 2006, the Company issued a combined 149,000 free-trading shares of common stock registered by the Company on a registration statement on Form S-8 to all of its employees who were employed as of April 28, 2006, except for the CFO and CEO.

In September of 2006, the Company awarded 1,543,334 options to purchase common stock at $.30 to generally all of its employees, except for the CEO and CFO. The options have a term of approximately 3 years with 1/3 vesting each year.

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

In March of 2007, the Company issued 6,730,032 shares of common stock in full conversion of convertible debentures issued in August of 2004 and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement. (See Note 11).

In March of 2007, the Company issued 195,122 shares of common stock which were related to fees paid to Cornell Capital in conjunction with the securities purchase agreement consummated on March 30, 2007 between the company and Cornell. (See Note 11).

In April of 2007, the Company issued 1,404,870 shares of common stock to certain employees who were hired as of October 2, 2006, none of whom were officers or directors. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007.

In May of 2007, the Company issued 125,000 share of common stock to an accredited investor to settle a commitment fee (See Note 11).

In September 2007, the Company issued 4,000,000 shares of common stock to a strategic investor/qualified institutional buyer for $1,000,000 in a private placement pursuant to a securities purchase agreement dated September 6, 2007.

NOTE 13 - COMMITMENTS

TXP executed a new lease with its landlord in December 2004. The new lease began March 15, 2005 and will last for five years. The Company's lease was amended effective November 15, 2006 to include approximately 16,500 additional square feet. The incremental monthly lease payment is approximately $7,000 per month for the term of the lease. The lease required a deposit in the amount of $13,000. The annual rent payments increase each year as outlined below:

Year	Amount
10/01/07 - 12/31/07	$82,000
01/01/08 - 12/31/08	327,000
01/01/09 - 12/31/09	334,000
01/01/10 - 12/31/10	84,000
Total	$827,000

Rent expense for the nine months ended September 30, 2007 and 2006 amounted to $236,000 and $148,000, respectively.

NOTE 14 - MAJOR CUSTOMERS

During the nine months ending September 30, 2007 and 2006, TXP had sales to five customers which amounted to 55% and 57% of net sales, respectively. Tellabs Inc and AMX Corporation accounted for 30% and 12% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007. AMX Corporation, Flextronics and Essex Corporation accounted for 17%, 16%, and 11% of net sales in 2006, respectively, while no other customer accounted for more than 10% of net sales for 2006.

NOTE 15 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the "2006 Stock Incentive Plan." The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of September 30, 2007, 2,808,929 stock options and 1,553,870 shares of common stock have been issued to employees, directors or consultants under this plan of which the Company recognized $84,000 of stock compensation expense in SGA in the statement of operations for quarter ended September 30, 2007.

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

NOTE 16 - NONMONETARY EXCHANGE TRANSACTION

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

The exchange transaction was accounted for as a non-monetary exchange as provided for under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets”, an amendment of APB Opinion No. 29. Thus, the cost of the non-monetary assets acquired by TXP in the exchange was recorded at the fair value of the services provided to obtain it. The fair value of the development services was calculated as the four months of personnel costs TXP would pay its development team which amounted to approximately $1,329,000. Therefore, the assets acquired were recorded at approximately $1,329,000. In addition, TXP recognized $997,000 in design and development services revenue as of December 31, 2006 and recognized the remaining $332,000 in deferred revenue as of December 31, 2006 in Q1 2007. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally, the Company's design services costs consist of engineering labor costs.

NOTE 17 - SUBSEQUENT EVENTS

On October 23, 2007, Mr. Eric Miscoll resigned as a director of the Company, but will remain with the Company as its Vice President. There was no disagreement or dispute between Mr. Miscoll and the Company which led to his resignation as a director.

In addition, on October 23, 2007 the Board of Directors of the Company appointed Mr. David McNeil as a director of the Company. There are no understandings or arrangements between Mr. McNeil and any other person pursuant to which Mr. McNeil was selected as a director of the Company. Mr. McNeil does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer. It is anticipated that Mr. McNeil will serve as a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company, when such committees are established by the Board.

From 1997 to the present, Mr. McNeil has served as the Vice President, Executive Vice President, and most recently President of Shafer Property Company, a commercial real estate development firm based in Dallas, Texas, where he has been responsible for site selection, acquisitions, feasibility, capitalization and construction of numerous commercial real estate projects primarily located in Texas, Arkansas and Colorado. In addition, while at Shafer Property Company, Mr. McNeil arranged for traditional debt financings as well as private equity investments for projects. From 1991 to 1996, Mr. McNeil served as the sales and leasing representative of the real estate department of Wal-Mart Stores, Inc., where he disposed of excess and non-performing real estate assets. Mr. McNeil received a Bachelor of Arts degree in Finance from the University of Arkansas in 1990.

On October 19, 2007, the Board of Directors approved the grant of 2,037,827 stock options under the 2006 employee stock option plan. The options vest one third annually over a three year period and have a strike price determined at the close of trading on October 19, 2007 or $0.34 per share. In addition, the Board of Directors approved the grant of 44,118 options to a consultant at a strike price of $0.34 vesting in three monthly installments commencing on November 15, 2007.

In Q4 2007, the Company agreed to issue a combined 14,706 free trading shares to the CFO hired in Q3 2007. The agreement provides that the stock shall become fully vested approximately one year from the vesting commencement date of August 6, 2007.

In Q4 2007, the Company agreed to issue a combined 25,000 free trading shares to consultants for services rendered. The shares are immediately vested.

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

On June 13, 2005, we and a wholly-owned subsidiary of Stock Market Solutions, Inc. (“SMS”) entered into an Agreement and Plan of Merger with Texas Prototypes, Inc. (“TXP”) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the Agreement and Plan of Merger, the principal requirement being the completion of the reverse stock split. On March 31, 2006, SMS obtained the majority vote of its shareholders necessary to effect the 1-for-10 reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into a wholly owned subsidiary of SMS and the separate corporate existence of such subsidiary ceased. TXP continued as the surviving corporation.

On April 26, 2006, the Certificate of Merger between TXP and a wholly owned subsidiary of SMS was filed with the Secretary of State of the State of Texas. The directors and officers of TXP were appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the President and CFO of TXP, respectively, were appointed as directors and officers of SMS, and Richard Smitten resigned as the Chief Executive Officer and sole director of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the Agreement and Plan of Merger on April 28, 2006.

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

In December of 2006, TXP created a new business unit, iPhotonics, which focuses primarily on the development and sale of Optical Network Terminals (“ONTs”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit intends to operate as an Original Design Manufacturer (“ODM”) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). TXP's ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively, and incurred a net loss of $4,592,000 and $595,000, respectively. For the quarters ended September 30, 2007 and 2006, we generated revenues of $2,665,000 and $1,659,000, respectively, and incurred a net loss of $1,319,000 and a net income of $2,207,000, respectively.

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

We use the Black-Scholes pricing model to determine fair values of our derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of our common stock. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

We have penalty provisions in the registration rights agreement executed prior to the year 2007 of our Cornell debentures and warrants (See NOTE 11-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require us to file the registration statement no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreements, including our agreement to file the registration statement for the shares of common stock issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at Cornell's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should Cornell elect to be paid liquidated damages in common stock. We obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

On October 11, 2006, we entered into a securities purchase agreement which provided for the filing of a registration statement by the us with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. (See NOTE 11 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) We are obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  We obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants.

On March 30, 2007, we entered into a securities purchase agreement which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreements, including our agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, we shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to Cornell by us, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of September 30, 2007, we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement.  We expect to receive such notification, or will voluntarily file the registration statement, prior to December 31, 2007.

On September 6, 2007, we entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the Warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price of the shares and warrants, in cash or, at the investor's election, in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. We anticipate filing the registration statement by December 15, 2007.

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

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services;

•	Prototyping -Photonics/Optoelectronics services;

•	Material supply chain management services;

•	Turn-key solution - consists of material supply chain management services and one of the other services listed above;

•	Telecom cabinet retrofit kits and design solutions;

•	Optical Network Terminal (ONT) product and accessory sales; and

•	ONT design and development services.

The following is a description of each revenue source and our revenue recognition policy for each source:

Prototyping and assembly services typically consist of assembling and designing surface mount technology and other build-to-order products in accordance with customer provided design specifications. These services are priced based on the complexity, time-to turn and unit volume of the customer project. The majority of our prototyping and assembly services projects are completed in less than three weeks. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Prototyping - Photonics/Optoelectronics services typically consist of assembling and designing optical and optical related products in accordance with customer provided design specifications. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Material supply chain management services consist of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. Material supply chain management services are priced at the cost of the material plus 5% to 25%. The pricing is solely dependent on the complexity and volume of the services performed. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.

Telecom cabinet retrofit revenue and design solutions typically consist of designing and assembling retrofit kits to enable ILEC’s (Incumbent Local Exchange Carriers) to upgrade their local access service delivery infrastructure. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Optical Network Terminal (ONT) product and accessory sales. In December of 2006, we created a new business unit, iPhotonics, which focuses primarily on the development and sale of ONT's and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (Passive Optical Networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (Fiber-to-the-Home [FTTH] or Fiber-to-the-Premise [FTTP]). Our ONTs will sit at each customer premise and will be connected over fiber to an Optical Line Terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

ONT design and development services. We offer contract services related to the design and development of ONT products and accessories. We recognize design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally our design and development service costs consist of engineering labor costs and the costs of third party services.

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

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2007 ("2007") TO THE QUARTER ENDED
SEPTEMBER 30, 2006 ("2006")

Revenues

We currently derive the majority of our revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. Our material supply chain management services are priced at the cost of the material plus 5% to 25%. Prototyping and assembly and material supply chain services projects are typically purchase order driven rather than long-term contracts and vary significantly from customer to customer. Thus our revenues can be difficult to predict and may vary significantly from quarter to quarter. Total revenues increased 61% from $1,659,000 in 2006 to $2,665,000 in 2007 or by $1,006,000. Material supply chain management services increased 110% from $427,000 in 2006 to $896,000 in 2007. Prototyping and assembly services increased 2% from $995,000 in 2006 to $1,016,000 in 2007 or $21,000. Revenues from sales of retrofit cabinets increased by 40% from $237,000 in 2006 to $331,000 in 2007. We also had revenues of $95,000 related to GPON and BPON ONT product and accessory sales in 2007 compared to $0 in 2006 and ONT design and development services revenues of $327,000 compared to $0 in 2006 as the iPhotonics group was not formed until late Q4 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new iPhotonics offerings including GPON and BPON development services and product and accessory sales. We expanded our customer base from 103 in 2006 to 139 in 2007. Total active customers for the quarters ending September 30, 2007 and 2006 were 49 and 38, respectively. Our top five customers accounted for 56% of revenue in 2007 and 50% of revenue in 2006

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $984,000 in 2006 to $1,810,000 in 2007 or $826,000. Other direct material costs and production supplies increased from $514,000 in 2006 to $1,252,000 in 2007 or $739,000. Manufacturing overhead and labor cost increased from $466,000 in 2006 to $556,000 in 2007 or $90,000 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Equipment lease decreased from $45,000 in 2006 to $0 in 2007 as we terminated an equipment lease in Q4 2006 and purchased the equipment. Depreciation charged to cost of sales increased from $41,000 in 2006 to $52,000 in 2007 in-line with capital expenditures on equipment and other fixed assets used in the manufacturing process.

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

Gross profit increased from $675,000 in 2006 to $855,000 in 2007 or by $180,000. Revenues increased for the same period by $1,006,000. During the same period the gross margin decreased from 40.6% in 2006 to 32.1% in 2007 due to a higher mix of lower margin material management services and inventory adjustments related to the telecom retrofit kit and ONT product families.

Selling, General and Administrative Expenses

Selling general administrative expense (“SGA”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SGA expenses increased by $377,000 from $866,000 in 2006 to $1,243,000 in 2007. Personnel costs increased as costs increased from $639,000 in 2006 to $770,000 in 2007 or by $131,000. Included in this personnel increase was a net increase of approximately $84,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2007 compared to 2006. The remaining increase in personnel costs reflect salary increases for certain employees, addition of employees, and increases in company paid benefits including medical and dental insurance from 2006 to 2007. Contract labor increased $132,000 compared to 2006 as we retained a business consultant and several sales consultants to support and assist management in the sales, strategy and operations of the newly formed iPhotonics business unit. Professional and legal fees increased by $13,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Travel and entertainment costs increased from $20,000 in 2006 to $93,000 in 2007 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit.

Research and Development

Research and development (“R&D”) consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. R&D increased from $0 in 2006 to $1,271,000 in 2007 as our iPhotonics' business unit was established in Q4 2006 which included the hiring of 35 full-time employees and prior to that no R&D was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $24,000 in 2006 to $44,000 in 2007. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $388,000 in 2006 to $488,000 in 2007 or by $100,000. Approximately $46,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to Cornell Capital. We amortized $30,000 of debt issue costs to interest expense in 2007 compared to $15,000 in Q3 2006. Interest expense on our lines of credit increased from $10,000 in 2006 to $40,000 in 2007 or by $30,000. The remaining increase in interest expense relates to increases on the outstanding balances of our loans and capital lease obligations from 2006 to 2007.

Change in Fair Value of Derivative Financial Instruments

Income from change in fair value of derivative financial instruments was $869,000 in 2007 compared to $2,660,000 of income in 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Other income (loss)

On July 28, 2006, we entered into an asset purchase agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which we sold the assets of our predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the Assets, Mr. Smitten agreed to forgive the repayment of a certain debt that we owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten immediately prior to the merger on April 28, 2006 pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the Agreement. We realized a $150,000 gain on extinguishment of debt as a result of the sale.

COMPARISON OF THE 9 MONTHS ENDED SEPTEMBER 30, 2007 ("2007") TO THE 9 MONTHS ENDED
SEPTEMBER 30, 2006 ("2006")

Revenues

We currently derive the majority ofour revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. Our material supply chain management services are priced at the cost of the material plus 5% to 25%. Prototyping and assembly and material supply chain services projects are typically purchase order driven rather than long-term contracts and vary significantly from customer to customer. Thus our revenues can be difficult to predict and may vary significantly from quarter to quarter. Total revenues increased 60% from $5,101,000 in 2006 to $8,145,000 in 2007 or by $3,044,000. Material supply chain management services increased 78% from $1,614,000 in 2006 to $2,870,000 in 2007. Prototyping and assembly services increased 41% from $2,578,000 in 2006 to $3,644,000 in 2007. Revenues from sales of retrofit kits decreased by 11% from $909,000 in 2006 to $809,000 in 2007. In addition, we had revenues of $699,000 in 2007 related to design and development services performed by our iPhotonics group which was formed in Q4 of 2006. $332,000 of the increase of design and development services revenue is attributable to design and development work performed for Siemens related to completing certain Optical Network Terminal (“ONT”) development hardware and software releases. The Siemens design and development project was consideration given by us in a non-monetary transaction whereby we received certain ONT assets from Siemens (See Note 16 of the financial statements included herein for further discussion of the non-monetary transaction). We also had revenues of $123,000 related to GPON and BPON ONT product and accessory sales in 2007 compared to $0 in 2006 as the iPhotonics group was not formed until late Q4 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new iPhotonics offerings including GPON and BPON development services and product and accessory sales. We expanded our customer base from 103 in 2006 to 139 in 2007. Total active customers for the nine months ending September 30, 2007 and 2006 were 71 and 58, respectively. Our top five customers accounted for 55% of revenue in 2007 and 57% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $3,199,000 in 2006 to $5,267,000 in 2007 or $2,068,000. Other direct material costs and production supplies increased from $1,921,000 in 2006 to $3,599,000 in 2007 or $1,678,000. Manufacturing overhead and labor cost increased from $1,273,000 in 2006 to $1,656,000 in 2007 or $383,000 due to increased headcount and higher manufacturing overhead allocations due to expanded operations. Equipment lease decreased from $90,000 in 2006 to $0 in 2007 as we terminated an equipment lease in Q4 2006 and purchased the equipment. Depreciation charged to cost of sales increased from $121,000 in 2006 to $156,000 in 2007 in-line with capital expenditures on equipment and other fixed assets used in the manufacturing process. Direct labor and personnel costs attributable to design and development services performed by our iPhotonics business unit increased to $332,000 compared to $0 in 2006.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Margins on prototyping services can range from 30% to 85% while margins on material supply chain management services can range from 5% to 25%. Gross profit increased from $1,902,000 in 2006 to $2,878,000 in 2007 or $976,000. Revenues increased for the same period by $3,044,000. During the same period the gross margin decreased from 37% in 2006 to 35% in 2007 due to a slightly negative change in product mix compared to 2006 and inventory adjustments related to the telecom retrofit kit and ONT product families.

Selling, General and Administrative Expenses

Selling general administrative expense (“SGA”) consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. SGA expenses increased by $614,000 from $2,879,000 in 2006 to $3,493,000 in 2007. During 2006, we had merger costs and aborted offering costs of $52,000 and $697,000, respectively that did not recur in 2007. Personnel costs increased as costs increased from $1,610,000 in 2006 to $2,233,000 in 2007 or by $623,000. Included in this personnel increase was a net increase of approximately $430,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2007 compared to 2006. The remaining increase in personnel costs reflect salary increases for certain employees, addition of employees and increases in company paid benefits including medical and dental insurance from 2006 to 2007. Contract labor increased $227,000 compared to 2006 as we retained a business consultant and several sales consultants to support and assist management in the sales, strategy and operations of the newly formed iPhotonics business unit. Sales and Marketing increased $58,000 due to expanded efforts to promote us since becoming public in April of 2006. Professional fees increased by $147,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Insurance cost increased $43,000 as we added several new coverages including D & O and increased limits on other policies. Travel and entertainment costs increased from $67,000 in 2006 to $208,000 in 2007 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit. Office and computer supplies increased $19,000 compared to 2006 due to headcount increases related to our iPhotonics business unit. Provision for bad debt increased from $0 in 2006 to $10,000 in 2007.

Research and Development

Research and development (“R&D”) consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. R&D increased from $0 in 2006 to $3,278,000 in 2007 as our iPhotonics' business unit was established in Q4 2006 which included the hiring of 35 full-time employees and prior to that no R&D was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $66,000 in 2006 to $113,000 in 2007. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $714,000 in 2006 to $1,189,000 in 2007 or by $475,000. Approximately $293,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to Cornell Capital. We amortized $88,000 of debt issue costs related to our line of credit to interest expense in 2007 compared to $14,000 in Q3 2006. Interest expense on our lines of credit increased from $21,000 in 2006 to $101,000 in 2007 or by $80,000. The remaining increase in interest expense relates to increases on the outstanding balances of our loans and capital lease obligations from 2006 to 2007.

Change in Fair Value of Derivative Financial Instruments

Income from change in fair value of derivative financial instruments was $2,041,000 in 2007 compared to $1,663,000 in expense in 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt decreased from $465,000 in 2006 to $0 in 2007. In June of 2006, we issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture assumed by us upon the completion of the merger in April 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. We realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In addition, on June 5, 2006 we issued to Cornell an amended and restated convertible debenture that consolidated all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. We reviewed EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EIFT 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. We recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification.

Other income (loss)

On July 28, 2006, we entered into an asset purchase agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which we sold the assets of our predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the Assets, Mr. Smitten agreed to forgive the repayment of a certain debt that we owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten immediately prior to the merger on April 28, 2006 pursuant to that certain agreement and plan of merger dated as of June 15, 2005 and $150,000 was forgiven by Mr .Smitten pursuant to the Agreement. We realized a $150,000 gain on extinguishment of debt as a result of the sale.

 Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2007, we had cash and cash equivalents of $59,000.

During 2007, we used $5,179,000 in operating activities compared to using $697,000 during 2006. Cash used in operating activities during 2007 reflects $3,151,000 in net loss, $378,000 in depreciation, $10,000 in provision for bad debt, $3,000 in gain on sale of fixed assets, $797,000 in debt discount amortization, $429,000 in stock compensation, $2,041,000 in change (credit) in fair value of derivative financial instruments and $245,000 in deferred revenue. Accounts receivable and inventory increased by $569,000 and $1,286,000, respectively along with a decrease in other current assets of $46,000, to decrease working capital by $1,901,000. We obtained cash from working capital changes of $548,000 consisting of increases in accounts payable and accrued expenses of $241,000 and $307,000, respectively.

During 2006, we used $697,000 in operating activities. Cash used in operating activities during 2006 reflects $2,787,000 in net loss, $187,000 in depreciation, $557,000 in debt discount amortization, $465,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, $69,000 in stock compensation, $697,000 in aborted offering costs, and $1,663,000 in change in fair value of derivative financial instruments. Accounts receivable, inventory, and other current assets, increased by $317,000, $183,000, $103,000, respectively decreasing working capital. We obtained net cash for working capital changes consisting of decreases in other assets and increases in accounts payable of $12,000 and $15,000, respectively, partially offset by decreases in accounts payable of $24,000.

During 2007, we used $161,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $181,000 net of $20,000 in proceeds received from the sale of fixed assets.

During 2006, we used $146,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $206,000 net of $60,000 in proceeds received from the sale of fixed assets.

During 2007, financing activities provided net cash of $5,171,000 as the result of issuances of $4,000,000 in convertible debentures to Cornell Capital, partially offset by fees and offering costs incurred of $385,000 to secure the transaction and proceeds from common stock of $1,000,000. We received net proceeds from draw downs on our lines of credit of $850,000. Total repayments on loans and capital lease obligations amounted to $294,000.

During 2006, financing activities provided net cash of $608,000 as the result of issuances of $550,000 in convertible debentures to Cornell Capital partially offset by fees paid of $70,000 to secure the transaction as well as proceeds from an unsecured note payable from the majority shareholder for $150,000 and a draw down on our line of credit for $150,000. Total repayments on debt amounted to $163,000.

STANDBY EQUITY DISTRIBUTION AGREEMENT

In August 2004, we entered into a standby equity distribution agreement. Under this agreement, we may issue and sell common stock to Cornell Capital Partners for a total purchase price of up to $15.0 million. Subject to certain conditions, we will be entitled to commence drawing down on the Standby Equity Distribution Agreement when common stock issued under the standby equity distribution agreement is registered with the SEC and we are within the commitment period as defined under the terms of the agreement. The commitment period is the period commencing on the earlier to occur of the effective date (which is the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as we and Cornell may mutually agree in writing, and expiring on the earliest to occur of the date on which Cornell shall have made payment of advances pursuant to the agreement in the aggregate amount of $15,000,000, or the date occurring 24 months after the effective date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. A cash fee equal to 5% of the cash proceeds of the draw down is also payable at the time of funding. To date, we have not drawn down on the standby equity distribution agreement.

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

In conjunction with the standby equity agreement, we issued a $400,000 compensation debenture to Cornell Capital. In June of 2006, we issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture that was issued to Cornell Capital by YTXP (f/k/a Stock Market Solutions Inc) for a separate standby equity distribution agreement that was terminated prior to the merger in April of 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. We realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on our balance sheet. This cost and other costs consisting of related legal, and accounting were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 2) when we became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into Securities Purchase Agreements with Cornell and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at 5%. The terms of this debenture require us to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. The debentures are secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into its name or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank of Canyon Creek. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock. Interest is due at maturity or conversion in cash or common stock at the holder's option. If the holder elects the interest to be paid in common stock it will be valued based upon the closing bid price of our stock at time paid. At any time we may elect to redeem all or any portion of the convertible debentures at the price of 120% of the amount redeemed plus accrued interest. If we use this option, we must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by us upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted into our common stock.  First, the debentures are convertible at a fixed price of $0.157 per shares (“Fixed Price”) as provided for under the secured debenture agreement. Specifically, the Fixed Price was calculated at 110% of a post-money market capitalization of $15 million (which shall be calculated by dividing the product of 110% times 15,000,000 by our total outstanding capital stock on a fully-diluted basis as of the date our common stock is first quoted on the principal market). Second, the debentures are convertible at an amount equal to 80% of the volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expires August 25, 2007.

In Q2 of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of our common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. The conversion option, the option to convert at an amount equal to 80% of the volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date, was then deemed to be financial derivatives under SFAS 133 and EITF 00-19. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

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

At the time of the merger, the derivatives were bifurcated and recorded at fair value and reflected on our balance sheet. The derivatives are adjusted to fair value at each reporting period.

In June of 2006, we issued 923,657 shares of common stock to Cornell Capital in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

In October of 2006, we issued 2,324,841 shares of common stock to Cornell Capital in conversion of $365,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

In March of 2007, we issued 6,730,032 shares of common stock in full conversion of this convertible debenture and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, we consummated a securities purchase agreement dated June 5, 2006 with Cornell providing for the sale by us to Cornell of our 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require us to obtain prior written consent from the holder, Cornell Capital, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. Additionally, the terms of this debenture provide holder, Cornell Capital, with a right of first refusal on capital raises by us. Specifically, for a period if 18 months after the closing date, if we intend to raise additional capital by the issuance or sale of our capital stock, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by us, an underwriter, placement agent or any third party) we shall be obligated to offer to Cornell such issuance or sale of capital stock, by providing in writing the principal amount of capital we intend to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  Cornell shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, Cornell may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, Cornell shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into its name or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by Cornell; provided however, that Cornell security interest is second in priority behind First Bank of Canyon Creek.

We also issued to Cornell warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. Cornell may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event Cornell exercises the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to securities purchase agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' position.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date. The debentures are convertible at any time into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (“Variable Market Price”). Unless waived by us, Cornell may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the Variable Market Price. The conversion option to convert at an amount equal to 95% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion is deemed to be a financial derivative under SFAS 133 and EITF 00-19 Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12 -32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

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

We have the right to redeem a portion or all amounts outstanding under the debentures prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than $0.50. The convertible debentures are secured by substantially all of our assets. On October 11, 2006, we exercised our right to redeem the June 5, 2006 convertible debenture.

In addition, on June 5, 2006 we issued to Cornell an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to Cornell on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. We reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. We recorded a gain on extinguishment of debt of $630,000 in the consolidated statements of operations as a result of the modification. On October 11, 2006, we exercised our right to redeem the June 5, 2006 convertible debenture.

On October 11, 2006, we exercised our right to redeem both debentures issued on June 5, 2006. We paid Cornell Capital $1,392,000 which was calculated by multiplying the principal balance of both debentures by 120% plus the accrued interest on the debentures. The combined carrying value of both debentures amounted to $1,088,000. We recorded a $304,000 loss in the consolidated statements of operations on extinguishment of debt related to the redemption in October of 2006.

Cornell Capital Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to Cornell Capital prior to the year 2007, we entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures and exercise of the warrants. We are obligated to file the registration statement no later than 45 days from the date of closing and to use our best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that we pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our  common stock equal to 2% of the liquidated value of the debentures. We obtained a waiver from Cornell Capital waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants

July 2006 Warrants

On July 28, 2006, we entered into an agreement with James Von Ehr, II, an accredited investor (the "Investor"), pursuant to which we issued to the Investor five-year warrants to purchase an aggregate of 320,000 shares of common stock as consideration for the Investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

The Collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by our Chief Executive Officer.

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

In addition, we shall prepare and file with the SEC a separate registration statement on Form SB-2 covering the resale of all of the warrant shares with no later than 45 days from closing. We shall use our best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, we agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that we shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. We consummated the loan facility with the First Bank of Canyon Creek in early Q3 2006 (See Note7).

We accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued we had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, we were precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at September 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

October 2006 Warrants

On October 12, 2006, we entered into an agreement with James Von Ehr, II, an accredited investor pursuant to which we issued to the investor five-year warrants to purchase an aggregate of 640,000 shares of common stock as consideration for the Iinvestor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”).

The Collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael C. Shores, our Chief Executive Officer.

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

In addition, the agreement provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the common stock issuable upon exercise of the warrants and the common stock issued for the commitment fee. We are obligated to file the registration statement no later than 65 days from the date of closing and to use our best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon exercise of the warrants have been sold. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants

As additional consideration of the investor's agreement to pledge the collateral to a Lender, we agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of our common stock (the “Commitment Fee”) no later than 90 days after the collateral is deposited into the account of a Lender; provided, however, that we shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender.We increased our line of credit from $1 million to $3.0 million with the First Bank of Canyon Creek in Q4 2006 (See Note 7).

We accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued we had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, we were precluded from concluding we had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in our results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at September 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

October 2006 Securities Purchase Agreement

On October 11, 2006, we entered into a securities purchase agreement with a qualified institutional buyer pursuant to which we sold an aggregate of $1,500,000 in shares of our common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.70 per share. The entire purchase price of the shares and the warrants was used by us to redeem our principal amount $550,000 and $577,000 10% secured convertible debentures issued to Cornell Capital Partners, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, our consolidation, merger or sale of all or substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock. In addition, we have the option to call all or a portion of the warrants so long as (i) the closing bid price of our common stock is trading at or above $1.50 for 20 consecutive trading days immediately preceding the call date, and (ii) the shares of common stock underlying the warrants are registered under an effective registration statement on the call date.

Further, the purchase agreement provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2006 and to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  We obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares and the shares common stock issuable upon exercise of the warrants.

We accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued we had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, we were precluded from concluding we had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in our results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at September 30, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

March 2007 Securities Purchase Agreement

On March 30, 2007, we consummated a securities purchase agreement with Cornell providing for the sale by us to Cornell of our 6% secured convertible notes in the aggregate principal amount of $5,000,000. Under the purchase agreement, we also issued to Cornell five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share

The notes mature on the third anniversary of the date of issuance and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, we shall make monthly payments of interest, and beginning 18 months after the date of issuance, we shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that Cornell has the option to deliver a written notice to us within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the maturity date. Any amount deferred to the maturity date shall continue to accrue interest through the maturity date.

In addition, the notes are convertible at any time into shares of our common stock at a conversion price per share equal to $0.41; provided however, that in the event that we have not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share. We have the right to redeem a portion or all amounts outstanding under the notes prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than the conversion price, the registration statement (as defined below) is effective, and no event of default has occurred or is continuing. Our obligations under the purchase agreement and the notes are secured by substantially all of our assets; provided however, such security interest is second in priority to certain liens granted by us in favor of First Bank of Canyon Creek.

 During the time that any portion of the note is outstanding, if any event of default has occurred and shall continue for a period of 10 days after a notice of such default has been delivered by Cornell to us the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the holder's election, immediately due and payable in cash, provided however, Cornell may request (but shall have no obligation to request) payment of such amounts in our common stock. If an event of default shall occur the conversion price shall be reduced to 20% of the lowest volume weighted average price, as quoted by Bloomberg, LP, of the common stock during the 30 trading days immediately preceding the date upon which the event of default occurred, provided however, that the default conversion price may not be lower than $0.10, as adjusted pursuant to the note.

The securities purchase agreement places certain restrictions on the issuance of our capital stock. Specifically, so long as any convertible notes are outstanding, we shall not, without the prior written consent of Cornell, (i) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration less than such common stock's bid price determined immediately prior to it's issuance, (iii) enter into any security instrument granting the holder a security interest in any and all of our assets, or (iv) file any registration statement on Form S-8, except in connection with the registration of common stock issued pursuant to a bona fide approved stock plan up to a maximum of 10,000,000 shares of common stock.

The securities purchase agreement provides Cornell with rights of first refusal. From the date of the first closing until 24 months thereafter, if we intend to raise additional capital by the issuance or sale of our capital stock, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the us, any underwriter, placement agent or any third party) we shall be obligated to offer to the buyers such issuance or sale of capital stock, by providing in writing the principal amount of capital we intend to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  Cornell shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the purchase agreement, we also entered into a registration rights agreement providing for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of Cornell. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from Cornell, or if the registration statement is not declared effective within 90 days of filing, it is required pay to Cornell, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, we shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to Cornell by us, if any, shall be 15% of the aggregate purchase price paid by Cornell pursuant to the purchase agreement. As of September 30, 2007,  we had not received written demand from Cornell to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants as set forth in the March 30, 2007 securities purchase agreement.

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

Under EITF 00-19, paragraph four provides that if an embedded derivative is indexed to the reporting entity's own stock and would be classified in stockholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of Statement 133. The Task Force reached a consensus that for purposes of evaluating under Statement 133 whether an embedded derivative indexed to a company's own stock would be classified in stockholders' equity if freestanding, the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the conversion ratio may be modified under certain events, including that we have not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share; and that in the event of default, the conversion price may be adjusted down, but not below $0.10, based on the market price of the stock as discussed above. Accordingly, we believe this note is not considered “conventional convertible debt” as defined by EITF 00-19. The embedded conversion option was then evaluated using EITF 00-19 paragraphs 12 -32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including that there was no requirement in the contract to post collateral at any point or for any reason.

On July 13, 2007, we and Cornell entered into an amendment to the Notes pursuant to which we were granted 210 days after the closing date to raise at least $1,000,000 in additional equity capital. In exchange, we agreed that the notes will bear interest at a rate equal to 10% per annum beginning on July 29, 2007, which represents the 121st day from March 30, 2007, until such date as the additional equity capital is raised in full, at which such time the interest rate shall revert back to 6% per annum.

Due to the entry into the Purchase Agreement on September 6, 2007 as discussed below, we have satisfied the requirement set forth in the notes to raise at least $1,000,000 in additional equity capital between the closing date and the date that is 210 days after the closing date and accordingly, the conversion price will not be adjusted to $0.25; provided however, that we and Cornell mutually agreed that the interest rate of the notes will not revert back to 6%, but will be 8% per annum.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At September 30, 2007, the convertible debenture had balance of $812,000 net $3,188,000 of unamortized discount. The effective interest rate on the debenture is 12.8% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

September 2007 Securities Purchase Agreement

On September 6, 2007, we entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which we sold an aggregate of $1,000,000 in shares of our common stock, par value $.001 per share, at a per share purchase price of $0.25, together with (i) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.65 per share; (ii) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.75 per share; (iii) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to$0.85 per share; and (iv) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $1.00 per share.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, upon the our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock.

In addition, the purchase agreement provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines (together, a “Non-Registration Event”), we shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a Non-Registration Event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.

Formation of iPhotonics business unit in Q4 2006

We hired Siemens' former ONT development team effective at the beginning of Q4 2006. As a result, we have added 35 full-time employees and amended our lease in November of 2006 and expanded the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month.

In Q4 2006, we executed a transfer and license agreement with Siemens AG in which we acquired certain assets including fixed assets and component inventory and were granted non-exclusive, non-transferable, and non-sub licensable rights and license to use, copy and otherwise deploy software and code and know-how related to its Optical Network Terminal (ONT) technology, supporting both Broadband Passive Optical Network (BPON) and Gigabit Passive Optical Network (GPON) standards. We were also granted non-exclusive, non-transferable, and non-sub licensable rights and license to use under the pertinent patents related to BPON and GPON ONT to manufacture, market and further develop the BPON and GPON ONT products. Further, any intellectual property created or made on our behalf related to BPON or GPON ONTs would become vested to us.

We did not pay cash, issue stock or incur financial obligations to acquire the ONT assets or use of intellectual property. However, the transfer and license agreement did provide that we complete development of a release of certain GPON ONT products by January 31, 2007 and provide Siemens with all pertinent documentation, data, software code and files which will enable Siemens to manufacture, distribute and further develop or have manufactured, developed and distributed these releases (See Note 16 for full details of accounting for this transaction). Further that we grant Siemens a non-exclusive, non-transferable, non-sub licensable right and license under any copyrights and intellectual property to manufacture, distribute and further develop or have manufactured, developed and distributed these particular releases.

The transfer and license agreement also provided that the we pay to Siemens a license fee for three years equal to 5% of revenue generated for any of our BPON products sales in accordance with current BPON design or 2.5% of revenues should we create a variant of the current BPON design. Additionally, we will pay Siemens a license fee for three years or $20,000,000, whichever comes first, equal to 5% of revenue generated for any of our GPON products sales in accordance with current GPON design or 2.5% of revenues should we create a variant of the current GPON design. The license fees will be payable within 20 days of the end of each calendar quarter and receipt of Siemens invoice.

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

Cash Requirements and Liquidity

Except for the financing agreements with Cornell Capital and other investors discussed above, existing financing arrangements, borrowing capacity created by one of our investors agreeing to pledge collateral on our behalf, and revenue generated through its operations, we have no other significant sources of working capital or cash commitments.

We are currently unable to register the shares of common stock issuable to Cornell under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. We and Cornell Capital have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance. Accordingly, we cannot currently rely upon access to the $15,000,000 standby equity distribution agreement. See "Risk Factors."

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

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations including our iPhotonics business unit through early first quarter of 2008. The cash required to operate our iPhotonics business unit which was formed in Q4 2006 is significant. The formation of the iPhotonics business unit resulted in our adding 35 full-time employees and amending our lease in November of 2006 to expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $290,000 and $7,000, respectively, per month. Other research and development and operational costs are expected to average between $100,000 and $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which coupled with lower than expected revenues from our other operating units continues to place significant strain our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will need to raise additional funds in 2008. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. However, management believes that we will continue to be successful in raising the funds either through debt or equity issuances necessary to continue operating our business model. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down our operations depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that we will be able to secure sufficient financing arrangements to satisfy our cash requirements for the next twelve months. Management is not depending upon the Standby Equity Distribution Agreement to meet our cash requirements for the next twelve months. If we are unable to recognize sufficient proceeds from these anticipated arrangements, management believes that it can limit our operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital or, if necessary, cease certain operations specifically our iPhotonics business unit.

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

For the year ended December 31, 2006 and 2005, we generated revenues of $8,228,000 and $9,400,000, respectively. Our accumulated deficit was $5,190,000 at December 31, 2006 and $598,000 at December 31, 2005. For the quarter ending September 30, 2007, we generated revenues of $2,665,000. Our accumulated deficit was $8,341,000. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 54% of our net sales in fiscal 2006. AMX Corporation, Siemens Networks GmbH Co. KG, and Flextronics accounted for 18%, 12%, and 11% respectively of net sales in 2006 while no other customer accounted for more than 10% of net sales for 2006. Our top 5 customers represented 55% of net sales for the nine months ended September 30, 2007. Tellabs Inc and AMX Corporation accounted for 30% and 12% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007.  We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales.

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

Five companies represented approximately 57% of our net trade accounts receivable at September 30, 2007, with individual percentages for those companies ranging from 6% to 15%. Our OEM customers direct their sales to a relatively limited number of EMS providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

As of November 15, 2007, we had 116,535,647 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007 and September 6, 2007, we also have outstanding secured convertible note and accrued interest that may be converted into an estimated 10,105,714 shares of common stock at current market prices. In addition, we have outstanding warrants to purchase 17,198,000 shares of common stock.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2007, we entered into a Securities Purchase Agreement with a strategic investor/qualified institutional buyer pursuant to which we sold an aggregate of $1,000,000 in shares of our common stock, par value $.001 per share, at a per share purchase price of $0.25, together with (i) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.65 per share; (ii) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.75 per share; (iii) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $0.85 per share; and (iv) five year warrants to purchase 1,000,000 shares of common stock at an exercise price equal to $1.00 per share.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock.

In addition, the Securities Purchase Agreement provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 2007.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)