Form 10KSB
period 2007-12-31
TXP CORP
filed 2008-04-14
CIK 1171749

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-49743

TXP CORPORATION
(Name of small business issuer as specified in its charter)

Nevada	88-0443110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1299 Commerce Drive, Richardson, Texas 75081
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:
(214) 575-9300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share.
________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The issuer’s revenues for the most recent fiscal year were $10,986,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $11.9 million as of March 24, 2008.

As of March 31, 2008, 116,584,428 shares of the issuer’s common stock, par value $.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

TXP CORPORATION

2007 FORM 10-KSB ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

This Form 10KSB Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to above under the caption “Risk Factors.” These important factors include the factors that we identify in the documents we incorporate by reference in this Form 10KSB Annual Report. You should read these factors and the other cautionary statements made in this Form 10KSB Annual Report and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Form 10KSB Annual Report and in the documents incorporated by reference. We do not assume any obligation to update any forward-looking statements made by us.

Item 1.  Description of Business

Introduction

We are a provider of pre-manufacturing services for the global electronics industry, supporting original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. Pre-manufacturing, also referred to as pre-production, consists of the initial activities required to prepare a product for manufacturing. The success of these early activities directly impacts the speed with which a product can be brought to market. Pre-manufacturing services generally include: electrical design of the product, design and fabrication of the printed circuit board based on the design, development of the material supply chain for parts required to build the desired electronic product, manufacture of a small number of initial prototype boards, development of procedures and protocol for testing the proper functioning of the assembled boards, manufacture of another small set of printed circuit boards (referred to as a pilot production) to effectively confirm the manufacturing process, and then the transfer of all product build data into a production environment.

In December of 2006, we created a new business unit, iPhotonics, which will focus primarily on the development and sale of optical network terminals (ONTs) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit operates as an original design manufacturer (ODM) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (passive optical networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (fiber-to-the-home [FTTH] or fiber-to-the-premise [FTTP]). Our ONTs will sit at each customer premise and will be connected over fiber to an optical line terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

Company History

We are a Nevada corporation formed in June 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. In November 1999, we changed our name to Jesse Livermore.com, Inc. In December 2001, we changed our name to Stock Market Solutions, Inc. (SMS).

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

On June 13, 2005, we and our wholly-owned subsidiary of SMS entered into an agreement and plan of merger with Texas Prototypes, Inc. (TXP) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the agreement and plan of merger, the principal requirement being the completion of the reverse stock split. On March 31, 2006, SMS obtained the majority vote of its shareholders necessary to effectuate the 1 for 10 reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into a wholly owned subsidiary of SMS and the separate corporate existence of such subsidiary ceased. TXP continued as the surviving corporation.

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

On April 26, 2006, the certificate of merger between TXP and a wholly owned subsidiary of SMS was filed with the Secretary of State of the State of Texas. The directors and officers of TXP were appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the president and former chief financial officer of TXP, respectively, were appointed as directors and officers of SMS, and Richard Smitten resigned as the chief executive officer and sole director of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the agreement and plan of merger on April 28, 2006.

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

In the fourth quarter of 2006, we hired Siemens' former ONT development team and created a new business unit, iPhotonics, which will focus primarily on the development and sale of optical network terminals and related accessories and to a lesser extent related design and development services. The iPhotonics business unit operates as an original design manufacturer which means we will manufacture products that are ultimately branded by another organization for sale.

Description of Our Business

We are a global provider of pre-manufacturing services for the electronics industry. We support original equipment manufacturers, original design manufacturers, contract manufacturers and new technology innovators. We focus in design and supply chain solutions services for new product development which include printed circuit board layout, signal integrity analysis, prototyping and quick-turn electronic assembly, new product introduction, pilot production, material supply chain development as well as the transfer of product build data into production.

Our core technology focus is on complex printed circuit board assemblies for high speed, digital, analog, and radio frequency (RF) technologies and other industries that require complementary service requirements. By working closely with our customers' engineering groups and being highly responsive to their requirements throughout the design processes, we believe that we can be an integral part of its customers' operations, accelerate their time-to-market and time-to-volume productions and reduce their overall product costs.

Our retrofit solutions business offers custom engineering kits to enable incumbent local exchange carriers (ILECs) to upgrade their local access service delivery infrastructure. These retrofit kits enable a wide range of next generation telecom platforms to fit into various remote cabinets that have been deployed by ILECs. Our kits cover a diverse range of cabinets of differing sizes and line counts from a majority of the industry’s access vendors. We believe that our retrofit kits offer carriers the ability to upgrade their network infrastructure for substantially less cost than using new cabinets. Retrofits are generally deployed due to a generational change of access equipment supporting the latest telecom services which require power and/or cooling upgrades.

In December of 2006, we created a new business unit, iPhotonics, which will focus primarily on the development and sale of optical network terminals (ONTs) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit operates as an original design manufacturer (ODM) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (passive optical networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (fiber-to-the-home [FTTH] or fiber-to-the-premise [FTTP]). Our ONTs will sit at each customer premise and will be connected over fiber to an optical line terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

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

Although our core business focus is the technology sector of the communications equipment industry, our customer base is growing and now spans a broad range of industry segments which include automotive, communications, computing (including desktop and notebook computers, peripherals, and storage) consumer, handheld devices, information technology infrastructure, instrumentation, medical, military, and networking/datacom.

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

Due to the intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products and the pressure on original equipment manufacturers (OEMs) and contract manufacturers (CMs) to reduce product costs, increasingly shorter product lifecycles, increased time-to-market needs, and the demand for the type of supply chain services, an increasing number of OEMs in the electronics industry utilize advanced electronics manufacturing services (EMS) providers, such as us, to assist with their business, product development and manufacturing strategies. This allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, in addition to EMS economies of scale, enabling OEMs to concentrate on intellectual property, product research and development, marketing and sales. Our management believes that by developing strategic relationships with the OEMs and CM providers, it can enhance their competitive position by:

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

Over the past two years, we have focused on enhancing our business by developing our services. We began as a quick-turn prototyping business in 2002, and then in the fourth quarter of 2004, we added a PCB design group to expand our offering. This allowed us to assist customers in designing of how the parts and connections on a printed circuit board will be configured and operate; also taking into account was increasing the efficiency in which the product would be mass produced. In the second quarter of 2005, we added a photonics group as we began to pursue business in this industry sector. In the third quarter of 2005, we added a mechanical engineering services to our offerings. Our management believes that we are now well positioned to help our customers with their entire product development and introduction processes, from prototyping through complete program transfer to volume production.

Our complete capabilities include:

•
Electronic technology manufacturing road mapping: creation of a plan for increasingly improving the electronics manufacturing process for a product based on most appropriate and technologically advanced assembly technologies.

•
New product development: the complete process of bringing a new product or service to market. There are two parallel paths involved in the new product development process: one involves the idea generation, product design, and detail engineering; the other involves market research and marketing analysis. Companies typically see new product development as the first stage in generating and commercializing new products within the overall strategic process of product life cycle management used to maintain or grow their market share.

•	Printed circuit board layout: the design of how the parts and connections on a printed circuit board will be configured and operate.

•	Simulation: testing in simulated environments to predict expected results.

•	Test development: creating the procedures and protocol for testing the proper functioning of the assembled printed circuit boards.

•
Quick-turn prototyping assembly: the process of quickly configuring a working model (a prototype) in order to test various aspects of a design, illustrate ideas or features and gather early user feedback.

•	Surface mount technology: robotic machines that place electronic parts onto printed circuit boards.

•
Backplanes: a circuit board (usually a printed circuit board) that connects several connectors in parallel to each other, so that each pin of each connector is linked to the same relative pin of all the other connectors, forming a computer bus. It is used as a backbone to connect several printed circuit board cards together to make up a complete computer system.

•	Optoelectronics: the study and application of electronic devices that interact with light, and thus are usually considered a sub-field of photonics.

•	Photonics: the science and technology of generating, controlling, and detecting photons, particularly in the visible light and near infra-red spectrum.

•	Process development: assisting engineers to develop manufacturing build processes so that they can be effectively transferred overseas.

•	Complex spot-builds: high-density prototyping on a one-time basis.

•	Pilot production: the manufacture of a limited quantity of printed circuit boards after initial prototypes to effectively confirm the manufacturing process.

•	New product introduction: the process for transferring manufacturing process into a production environment.

•
Mechanical engineering and thermal analysis: the application for engineering principles to design tangible objects such as machinery and equipment. Thermal analysis is the analysis of material properties as they change with temperature.

•	System assembly & integration: the process of putting together a final product by assembling all related parts.

•	Production transfer: shifting the manufacturing process and all related documentation and data from one manufacturing facility to another.

•	Global program transfer: moving the manufacturing process and all related documentation and data to a manufacturing facility located in a different geographic region, usually low-cost.

•	Material and supply chain development: developing processes and procedures for establishing the supply and purchase of materials and goods from raw materials to final product.

The foundation of our business strategy is to provide customers with the ability to focus on their core competencies of intellectual property, product development, marketing and branding, while utilizing global outsourcing supply chain partners to reduce product costs.

Our pre-manufacturing services strategy addresses the outsourcing supply chain model in the prototyping and quick turn market segments. The pre-manufacturing services that we provide in this market segment include engineering, product development, printed circuit board layout, prototyping, design for ease of manufacturing, material supply chain development, and functional test development.

We are planning to expand our design and prototyping manufacturing resources, as well as providing additional technology prototyping services in advanced component packaging and photonics assembly services.

Prototyping

Our prototyping services are performed at our design facility in Richardson, Texas.

Prototyping-Surface Mount Technology (SMT). The components, subassemblies and finished products produced by our company incorporate advanced interconnect, miniaturization and packaging technologies, such as surface mount technology, multi-chip modules, ball grid array and micro ball grid array as well as chip scale packaging. We offer customers looking for prototype expertise in manufacturing a broad array of products, ranging from high-volume personal computer motherboards to advanced communication and networking cards. We have combined advanced assembly processes, innovative techniques, along with highly skilled personnel resources, to extend in the development of advanced assembly technology.

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

Our company's expanded material supply chain services include, but are not limited to, the following:

•	Intuitive MRP (manufacturing resource planning) system: our third party MRP system used to plan and manage manufacturing operations.

•
Dedicated engineering procurement team: we have a dedicated team experienced in procuring materials for engineering manufacturing which generally includes locating and procuring at lesser material volumes than production. Frequently we use specialized brokers or obtain samples to reduce costs for our customers.

•	On-site kitting materials support: we have a dedicated team that supports preparing the materials either procured by us or provided by our customers for customer assembly projects.

•	Seamless, secure connectivity options: we provide various means for our customers to provide engineering data via the internet including secure file transfer protocol.

•	Global supply chain sourcing: assisting our customers with the process of identifying, conducting negotiations with, and forming supply agreements with vendors of goods and services.

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

However, our management believes that competition in the market segment we serve is less driven by price because customers are willing to pay a premium for a responsive, broad-reaching capability to produce customized complex products in a very short time, and therefore we compete primarily on the basis of quick turnaround, product quality and customer service.

Retrofit Solutions

Our retrofit solutions enable telecommunication service providers to leverage their existing outside plant (OSP) cabinet investments by utilizing kits that enable the installation of new systems into existing OSP cabinets and avoiding the costly replacement of existing cabinets.

We will work with any systems vendor’s equipment, which management believes helps to ensure that our solutions are unbiased towards any given system. We allow our customers to choose the products that best provide its network upgrade path, and we then tailor our retrofit kits with a customer’s existing outside plant cabinets. Management believes that the benefits to using our retrofits kits include, but are not limited to:

•	choose any system vendor’s solution and not be tied to a specific provider;

•	mix and match network components as required;

•	design out discontinued or unsupported equipment without a wholesale replacement;

•	receive a tested and certified mixed vendor solution, which we believe is difficult to source from a single systems vendor;

•	upgrade power or increase space in existing cabinets to support new equipment;

•	complete documentation for the entire kit in one package;

•	installation training and support including detailed method of procedures; and

•	a 3-year warranty covering the entire installation.

Ourfully integrated solutions include all cabling, power, circuit protection, alarms and circuit schematics.

Our iPhotonics Products and Services

In December of 2006, we created a new business unit, iPhotonics, which will focus primarily on the development and sale of optical network terminals (ONTs) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit operates as an original design manufacturer (ODM) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (passive optical networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (fiber-to-the-home [FTTH] or fiber-to-the-premise [FTTP]). Our ONTs will sit at each customer premise and will be connected over fiber to an optical line terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

Products Portfolio

Broadband Passive Optical Network (BPON) Family of Optical Network Terminals:

•	Single family unit: for triple play (date, voice and video) high speed access for resident end customers of wire-line carriers.

•	Multi-dwelling unit: for triple play (date, voice and video) high speed access for residents and business end customers of wire-line carriers.

•	Small business units: for triple play (date, voice and video) high speed access for business end customers of wire-line carriers.

Gigabit Passive Optical Network (GPON) Family including data Ethernet of Optical Network Terminals:

•	Ethernet-single family unit: for triple play (date, voice and video) high speed access for resident end customers of wire-line carriers.

•	Single family unit: for triple play (date, voice and video) high speed access for residents and business end customers of wire-line carriers.

•	Small business units: for triple play (date, voice and video) high speed access for business end customers of wire-line carriers.

Our development capabilities and technical competencies include:

•	System architecture - new system design layout focusing on appropriate hardware and software functions and product cost issues.

•	GPON Fixed Programmable Gate Array (FPGA) technology - hardware chip design source code for physical layer GPON physical interface control.

•	GPON Software stacks - message interface communications protocol for PON.

•	Interoperability - experience with working against multiple vendors' central office equipment.

•	Standards representation - participation in International standards bodies governing PON, Digital Subscriber Loop (DSL) and Voice over Internet Protocol (VoIP) technical requirements.

•	Protocols - Asynchronous Transfer Mode - Internet Protocol (ATM-IP) routing/switching/security - data switching and control mechanisms.

•
Time Division Multiplexing (TDM) voice, Session Initiation Protocol (SIP), Gateway Control Protocol or Megaco/H.248, Asynchronous Transfer Mode (ATM) Abstraction layer 1 (AAL1, and AAL2) - voice switching control mechanisms.

•	Field Programmable Gate Array architecture and implementation - programmable gate arrays.

•	Design to cost evolution - reducing and refining design cost, while maintaining adherence to requirements.

•
Development environment infrastructure - International Standards Organization (ISO) compliant, strict analysis and design methodology and tooling for developing hardware, software and mechanical designs.

•	Simulation and automation - use of offline tools to validate design quality.

•	Analog/power supply design - integrated circuit designs to deliver power at proper voltages to Printed Circuit Boards (PCB) components.

•
Analog design, optics, RF video, and emissions - delivery of cable TV signals, integrated optical design blocks for PON interface and designs that meet strict emissions requirements of the Federal Communications Commission and other standards bodies.

•
Network Equipment-Building System (NEBS) quality mechanical design and packaging - strict set of design guidelines and requirements dictated by Telcordia for use on North American carrier product deployments.

Our ONT development team has been working specifically in the area of passive optical networks since 2003. The team has worked together for an average of 18 years in multiple disciplines of telecommunications. The team’s heritage is in Class 5 central office development, and continued through the migration of the TDM networks with an emphasis on remote distributed architecture. The team has also been responsible for various developments within the ATM broadband multimedia access products and gateways.

Competition within the ONT Market

Competition in the optical network terminal (ONT) customer premises equipment (CPE) market is intense, and we expect competition to increase. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. In addition, many of our competitors are able to offer their customers a range of products of which the ONT premises equipment is only one element. Customers may prefer to purchase from fewer vendors, and may therefore favor competitors with broader product offerings. If we are unable to compete successfully, our business will be harmed and our results of operations and financial condition would be adversely affected. We cannot assure you that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. Competitive pressures could adversely affect us in the following ways once sales commence, if they commence at all:

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

Employees

As of March 31, 2008, we had a total of 98 full-time employees of which 31 were devoted to our iPhotonic’s business. None of our employees are covered by the by collective bargaining agreements. We believe that our relations with our employees are good.

RISK FACTORS

You should carefully consider the risks described below in conjunction with our forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Related to Our Business and Financial Condition

We have a history of losses, which may continue in the future and which may cause us to curtail operations.

For the year ended December 31, 2007 and 2006, we generated revenues of $10,986,000 and $8,228,000, respectively. Our accumulated deficit was $14,117,000 at December 31, 2007 and $5,190,000 at December 31, 2006. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether. Management believes that we have adequate cash resources to fund our operations, including our iPhotonics business unit, into April of 2008 and in order to continue to operate under our current business model, of which our iPhotonics business unit is integral and material, we will need to raise additional funds no later than late April 2008.

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations, including our iPhotonics business unit into April of 2008. The cash required to operate our iPhotonics business unit which was formed in the fourth quarter of 2006 is significant. The formation of the iPhotonics business unit resulted in our adding 35 full-time employees and amending our lease in November of 2006 to expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $340,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average approximately $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which coupled with lower than expected revenues from our other operating units continues to place significant strain our cash and liquidity position.

To continue to operate under our current business model, of which our iPhotonics business unit is integral and material, we have an urgent requirement to raise additional funds by late April 2008. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have engaged a venture capital investment bank to assist us in pursuing our financing alternatives, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan, including selling the iPhotonics business unit assets or shutting down our operations, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities, especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 56% of our net sales in fiscal 2007. Tellabs Inc. and AMX Corporation accounted for 28%, and 11%, respectively, of net sales in 2007, while no other customer accounted for more than 10% of net sales for 2007. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales and cause our operating results to suffer.

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

We have experienced terminations, reductions and delays in our customers' orders. Further terminations, reductions or delays in its customers' orders could lower our production asset utilization, which would lower our gross margins, decrease our net sales and negatively affect our business.

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

Five companies represented approximately 74% of our net trade accounts receivable at December 31, 2007, with individual percentages for those companies ranging from 5% to 30%. Our original equipment manufacturer customers direct their sales to a relatively limited number of electronics manufacturing services providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

Our future success depends upon our ability to respond quickly to the needs of our customers and to analyze and advise regarding the best design of complex products in a quick and cost efficient manner. If we are unable to accomplish the foregoing, we will be unable to attract new customers which will adversely affect our financial results.

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

We depend on the continuing trend of outsourcing by original equipment manufacturers (OEMs).

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

As more of our sales efforts are targeted at larger customers, our sales cycle may become more time consuming and expensive, potentially diverting resources and reducing our revenues.

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

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, including Mr. Michael C. Shores, our Chief Executive Officer, who has been critical to the development of our technologies and business. The loss of the services of Mr. Shores could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Shores and do not maintain key main life insurance with respect to Mr. Shores. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development state company to a company with commercialized products and services. If we were to lose Mr. Shores, or any other key employees, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

Risks Relating to Our Newly Formed Optical Networking Terminal (ONT) Business Unit.

We Will Need to Raise Additional Funds In Order Achieve ONT Business Objectives.

There is a high probability that we will be required to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of significant revenues from sales of our ONT products. At the present time, we have no legally binding commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our shareholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our common stock.

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

If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell our assets or shut down the iPhotonics business unit and cease its operations.

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

Our ability to become operationally profitable will depend on a number of factors, many of which are beyond our control. These factors include:

•	the rate of market acceptance of fiber to premise in general and the demand for our products in particular;

•	our ability to acquire customers and contracts for our products;

•	the competitive environment for ONT customer premises equipment and the rate at which the prices that we are able to command for our products may decline; and

•	our ability to achieve manufacturing and operational efficiencies as we implement our operations.

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

Risks Associated with Our Current Financing Arrangements

There are a large number of shares underlying our convertible notes and warrants that may be registered in the near future and the sale of these shares may depress the market price of our common stock.

As of March 31, 2008, we had 116,584,428 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, September 6, 2007, December 13, 2007 and December 31, 2007, we also have outstanding secured convertible notes and accrued interest that may be converted into an estimated 12,751,000 shares of common stock at current market prices. In addition, we have outstanding warrants to purchase 18,478,000 shares of common stock.

The shares underlying the convertible note and warrants have not been registered but the Company intends to register those shares under a Form S-1 in 2008. Upon effectiveness of the registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The issuance of our stock upon the conversion of the convertible notes could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute the existing shareholder's equity and voting rights.

The convertible notes have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline.

The issuance of shares upon conversion of the convertible notes issued to YA Global Investments, L.P., and exercise of warrants issued to YA Global Investments, L.P. and Dyna Porter International Limited may result in substantial dilution to the interests of other shareholders since the selling shareholders may ultimately convert and sell the full amount issuable on conversion.

The issuance of shares upon conversion of the convertible notes issued to YA Global Investments, L.P., and exercise of warrants issued to YA Global Investments, L.P. and Dyna Porter International Limited, may result in substantial dilution to the interests of other shareholders since the selling shareholders may ultimately convert and sell the full amount issuable on conversion and/or exercise.

If we are required for any reason to repay our outstanding convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

Our convertible notes mature three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning on April 1, 2008, we began to make monthly interest payments and beginning in month eighteen (September 30, 2008) we are required to make principal payments in the amount of $100,000. The principal and interest payments may be deferred but only at the option of YA Global. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to timely file the registration statement or have the registration statement declared effective unless waived by YA Global, could render the entire convertible notes and accrued interest immediately due and payable. If we were required to repay the entire convertible notes, we would be required to use our limited working capital and raise additional funds. However, our ability to raise additional funds is hindered by the fact that we are required to obtain the consent of the holder in order to engage in any financing for the issuance of our securities or to engage in any secured financing. If we were unable to repay the convertible notes when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the YA Global Investments, L.P. Securities Purchase Agreement, Secured Convertible Note, Warrants, or Security Agreement, YA Global Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, and Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreement we entered into on March 30, 2007, we executed a Security Agreement in favor of YA Global Investments, L.P. granting them a security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper; provided, however, that YA Global's security interest is second in priority behind First Bank of Canyon Creek, which has provided us with a line of credit and their first priority security interest secures our obligations under such line of credit. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreements, Convertible Note, Warrants, or Security Agreement, YA Global has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

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

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through his ownership of shares of our common stock, Michael Shores, our chief executive officer, beneficially owns 68.6% of our total outstanding common stock. As a result of the concentrated ownership of our stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may affect the market price of our common stock.

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

Item 2.  Description of Property.

Our executive offices are located at 1299 Commerce Drive, Richardson, TX 75081. We lease our facilities and lease payments for fiscal 2007 and 2006 amounted to $317,000 and $198,000, respectively. Our facilities lease was executed in December 2004 and commenced in March of 2005 and terminates in March of 2010. Our lease was amended effective November 15, 2006 to include approximately 16,500 additional square feet. The incremental monthly lease payment is approximately $8,000 per month for the term of the lease. Total annual lease payments are as follows: $327,000, $336,000, and $71,000 for the years ending December 31, 2008, 2009, and 2010, respectively. We believe that our facilities are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

There are no pending legal proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

We have not submitted any matters to a vote of security holders in the fourth quarter of 2007 or thereafter.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "TXPO." On July 14, 2006, we changed our name from YTXP Corporation to TXP Corporation and our symbol was changed from “YTXO” to “TXPO.” Prior to the completion of the merger with Texas Prototypes, Inc., our common stock traded on the Over-the-Counter Bulletin Board under the symbol “SMKT,” and later “SMSO.” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the Over-the-Counter Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2007	High	Low
First Quarter ended March 31, 2007	$0.45	$0.20
Second Quarter ended June 30, 2007	$0.50	$0.27
Third Quarter ended September 30, 2007	$0.45	$0.25
Fourth Quarter ended December 31, 2007	$0.64	$0.25

Year Ended December 31, 2006	High	Low
First Quarter ended March 31, 2006	$0.68	$0.22
Second Quarter ended June 30, 2006	$0.99	$0.25
Third Quarter ended September 30, 2006	$0.70	$0.27
Fourth Quarter ended December 31, 2006	$0.54	$0.31

Year Ended December 31, 2005	High	Low
First Quarter ended March 31, 2005	$0.60	$0.08
Second Quarter ended June 30, 2005	$0.48	$0.06
Third Quarter ended September 30, 2005	$0.65	$0.18
Fourth Quarter ended December 31, 2005	$0.49	$0.22

Number of Shareholders

As of December 31, 2007, there were 116,584,428 shares of our common stock issued and outstanding and 64 holders of record of our common stock. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, 433 Hackensack Avenue, Level - L, Hackensack, NJ 07601.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Equity Compensation Plan Information

The following table presents information as of December 31, 2007 with respect to compensation plans under which equity securities were authorized for issuance, including the 2006 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.33	2,879,654

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	10,000,000	$0.33	2,879,654

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management, directors or key employees.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2007, we issued equity securities without registration under the Securities Act of 1933, as amended, as follows:

On December 13, 2007, we and YA Global Investments, L.P. entered into amendment number 1 to the securities purchase agreement dated March 30, 2007 pursuant to which the second closing of $1,000,000 was revised from the date on which we file the registration statement to December 13, 2007. Accordingly, on December 13, 2007 we and YA Global completed the second closing in which we received gross proceeds in the amount of $1,000,000 and we issued to YA Global a convertible note in the principal amount of $1,000,000. In addition, we issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the notes.

On December 28, 2007, we entered into an agreement with James Von Ehr, II an accredited investor pursuant to which we will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties, as Collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a maturity date of January 16, 2009, which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, our Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of the our common stock at a price equal to $0.40 per share.

As additional consideration of the investor’s agreement to pledge the Collateral to a lender, on or prior to the Closing Date we will pay to the investor a one-time commitment fee through the issuance of 100,000 restricted shares of our common stock.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10K-SB AND IN OUR OTHER FILINGS WITH THE SEC. SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

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

On June 13, 2005, we and a wholly-owned subsidiary of Stock Market Solutions, Inc. (SMS) entered into an agreement and plan of merger with Texas Prototypes, Inc. (TXP) whereby SMS, following the effectuation of a 1 for 10 reverse stock split, issued shares of its common stock to TXP on May 4, 2006 equal to 94.7% of its total outstanding shares of common stock, or 89,298,042 shares, within ten days after completion of the closing conditions under the agreement and plan of merger, the principal requirement being the completion of the reverse stock split. On March 31, 2006, SMS obtained the majority vote of its shareholders necessary to effect the 1-for-10 reverse stock split. In exchange, TXP issued 100% of the outstanding shares of common stock, or 221,051,400 shares, to SMS. TXP merged into a wholly owned subsidiary of SMS and the separate corporate existence of such subsidiary ceased. TXP continued as the surviving corporation.

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

On April 26, 2006, the certificate of merger between TXP and a wholly owned subsidiary of SMS was filed with the Secretary of State of the State of Texas. The directors and officers of TXP were appointed directors and officers of the surviving corporation pursuant to which Michael C. Shores and Robert Bruce, the president and former chief financial officer of TXP, respectively, were appointed as directors and officers of SMS, and Richard Smitten resigned as the chief executive officer and sole director of SMS. The parties completed the merger and satisfied all closing conditions as set forth in the agreement and plan of merger on April 28, 2006.

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

We have developed a position in the outside plant cabinet retrofit business. Our kits cover a diverse range of cabinets of differing sizes and line counts from a majority of the industry’s access vendors. We believe that our retrofit kits offer carriers the ability to upgrade their network infrastructure for substantially less cost than using new cabinets. Retrofits are generally deployed due to a generational change of access equipment supporting the latest telecom services which require power and/or cooling upgrades.

In December of 2006, we created a new business unit, iPhotonics, which focuses primarily on the development and sale of Optical Network Terminals (“ONTs”) and related accessories and to a lesser extent related design and development services. The iPhotonics business unit operates as an original design manufacturer (ODM) which means we will manufacture products that are ultimately branded by another organization for sale. A primary attribute of this business model is that the ODM owns and/or designs in-house the products that are branded by the buying firm. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (passive optical networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (fiber-to-the-home [FTTH] or fiber-to-the-premise [FTTP]). Our ONTs will sit at each customer premise and will be connected over fiber to an optical line terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs.

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

Accounting for Convertible Debentures, Warrants and Derivative Instruments

We account for our embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments”. The recognition of derivative liabilities is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments.”

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

We have penalty provisions in the registration rights agreement executed prior to the year 2007 of our YA Global debentures and warrants that require us to file a registration statement no later than 45 days from the date of closing and to use our best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreements, including our agreement to file the registration statement for the shares of common stock issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, we are required that we pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at YA Global's option equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should YA Global elect to be paid liquidated damages in common stock. We obtained a waiver from YA Global waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

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

On March 30, 2007, we entered into a securities purchase agreement which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreements, including our agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 90 days of filing we are required pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, we shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by us, if any, shall be 15% of the aggregate purchase price paid by YA Global pursuant to the purchase agreement. On December 13, 2007, we and YA Global entered into Amendment No. 1 to the Registration Rights Agreement pursuant to which the scheduled filing date was revised to 180 calendar days from December 13, 2007.

On September 6, 2007, we entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price of the shares and warrants, in cash or, at the investor's election, in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of December 31, 2007, an aggregate of $5,161 in liquidated damages has been accrued. As of March 31, 2008, an aggregate of $49,333 in liquidated damages has been accrued.

We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Revenue Recognition

Revenues are derived from the following sources:

•	Prototyping and assembly services;

•	Prototyping - photonics/optoelectronics services;

•	Material supply chain management services;

•	Turn-key solution - consists of material supply chain management services and one of the other services listed above;

•	Telecom cabinet retrofit kits and design solutions;

•	Optical network terminal product and accessory sales; and

•	ONT design and development services.

The following is a description of each revenue source and our revenue recognition policy for each source:

Prototyping and assembly services typically consist of assembling and designing surface mount technology and other build-to-order products in accordance with customer provided design specifications. These services are priced based on the complexity, time-to turn and unit volume of the customer project. The majority of our prototyping and assembly services projects are completed in less than three weeks. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Prototyping - Photonics/optoelectronics services typically consist of assembling and designing optical and optical related products in accordance with customer provided design specifications. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Material supply chain management services consist of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. The pricing is solely dependent on the complexity and volume of the services performed. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.

Telecom cabinet retrofit revenue and design solutions typically consist of designing and assembling retrofit kits to enable incumbent local exchange carriers to upgrade their local access service delivery infrastructure. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

Optical network terminal (ONT) product and accessory sales. In December of 2006, we created a new business unit, iPhotonics, which focuses primarily on the development and sale of ONT's and related accessories. ONTs are the customer premise located devices used by a carrier to serve residential and business customers over a PON-based (passive optical networking) system. PON is a maturing point-to-multipoint technology which is being adopted by telephone companies globally because of its cost effectiveness in extending fiber-based service delivery all the way to the customer premise (fiber-to-the-home [FTTH] or fiber-to-the-premise [FTTP]). Our ONTs will sit at each customer premise and will be connected over fiber to an optical line terminal (OLT) generally located in the carrier's central office. A single OLT can deliver services to thousands of ONTs. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

Results of Operations

Year ended December 31, 2007 as compared to the year ended December 31, 2006

Revenues

We currently derive the majority of our revenue from our prototyping and assembly and material supply chain management services. Prototyping services are priced based on the complexity, time-to turn and volume of the customer project. Our material supply chain management services are priced on a cost of the material plus basis. Prototyping and assembly and material supply chain services projects are typically purchase order driven rather than driven by long-term contracts and vary significantly from customer to customer. Thus, our revenues can be difficult to predict and may vary significantly from quarter to quarter.

Total revenues increased 34% from $8,228,000 for the year ended December 31, 2006 to $10,986,000 for the year ended December 31, 2007, or by $2,758,000. Material supply chain management services increased 63% from $2,359,000 in 2006 to $3,847,000 in 2007. Prototyping and assembly services increased 22% from $3,842,000 for the year ended December 31, 2006 to $4,678,000 for the year ended December 31, 2007. Revenues from sales of retrofit kits increased by 35% from $1,029,000 in 2006 to $1,387,000 in 2007. In addition, we had revenues of $747,000 for the year ended December 31, 2007 related to royalties and design and development services performed by our iPhotonics group which was formed in the fourth quarter of 2006. $332,000 of the design and development services revenue is attributable to design and development work performed for Siemens related to completing certain optical network terminal (ONT) development hardware and software releases compared to $997,000 in 2006. The Siemens design and development project was consideration given by us in a non-monetary transaction whereby we received certain ONT assets from Siemens (see Note 18 of the audited financial statements included herein for further discussion of the non-monetary transaction). We also had revenues of $327,000 related to GPON and BPON ONT product and accessory sales for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006, as the iPhotonics group was not formed until late fourth quarter of 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new iPhotonics offerings including GPON and BPON development services and product and accessory sales. We expanded our customer base from 110 for the year ended December 31, 2006 to 139 for the year ended December 31, 2007. Total active customers for the year ended December 31, 2007 and 2006 were 71 and 58, respectively. Our top five customers accounted for 56% of revenue in 2007 and 57% of revenue in 2006.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $5,523,000 for the year ended December 31, 2006 to $7,332,000 for the year ended December 31, 2007, or by $1,809,000. Other direct material costs and production supplies increased from $3,715,000 in 2006 to $5,067,000 in 2007, or by $1,352,000. Manufacturing overhead and labor cost increased from $1,808,000 for the year ended December 31, 2006 to $2,265,000 for the year ended December 31, 2007, or by $457,000, primarily attributable to increased headcount due to expanded operations. Equipment lease decreased from $158,000 in 2006 to $0 in 2007 as we terminated an equipment lease in the fourth quarter of 2006 and purchased the equipment. This was offset by increases in indirect overhead, depreciation, and manufacturing supplies. Depreciation charged to cost of sales increased from $170,000 for the year ended December 31, 2006 to $207,000 for the year ended December 31, 2007 in-line with capital expenditures on equipment and other fixed assets used in the manufacturing process.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Gross profit increased from $2,705,000 for the year ended December 31, 2006 to $3,654,000 for the year ended December 31, 2007, or by $949,000. Revenues increased for the same period by $2,758,000. During the same period the gross margin increased slightly from just under 33% in 2006 to just over 33% in 2007.

Selling, General and Administrative Expenses

Selling general administrative expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. Selling general administrative expenses increased by $1,256,000 from $3,834,000 for the year ended December 31, 2006 to $5,090,000 for the year ended December 31, 2007. During 2006, we had merger costs and aborted offering costs of $52,000 and $697,000, respectively that did not recur in 2007. Personnel costs increased as costs increased from $2,241,000 for the year ended December 31, 2006 to $3,294,000 for the year ended December 31, 2007, or by $1,053,000. Included in this personnel increase was a net increase of approximately $281,000 of stock compensation expense incurred as result of employee stock and stock option awards in 2007 compared to 2006. The remaining increase in personnel costs reflect salary increases for certain employees, addition of employees and increases in company paid benefits including medical and dental insurance from 2006 to 2007. Contract labor increased $347,000 compared to the year ended December 31, 2006 as we retained a business consultant and several sales consultants to support and assist management in the sales, strategy and operations of the newly formed iPhotonics business unit. Marketing and promotional expense increased $65,000 due to increased trade show participation and expanded efforts to promote us since becoming public in April of 2006. Professional fees increased by $174,000 as legal, accounting, printing, investor relations, and transfer agent fees increased due to our becoming public in April of 2006. Insurance cost increased $22,000 as we added several new policies including D&O and increased limits on other policies. Travel and entertainment costs increased from $116,000 for the year ended December 31, 2006 to $271,000 for the year ended December 31, 2007 because of increased international and domestic travel related to establishing and developing our iPhotonics business unit. Office and computer supplies increased $25,000 compared to 2006 due to headcount increases related to our iPhotonics business unit. Provision for bad debt increased from $0 in 2006 to $30,000 in 2007.

Research and Development

Research and development consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our Optical Network Terminals. Research and development increased from $52,000 for the year ended December 31, 2006 to $4,578,000 for the year ended December 31, 2007 as our iPhotonics' business unit was established in the fourth quarter of 2006 which included the hiring of 35 full-time employees and prior to that no research and development was performed.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $94,000 for the year ended December 31, 2006 to $160,000 for the year ended December 31, 2007. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $943,000 for the year ended December 31, 2006 to $1,707,000 for the year ended December 31, 2007, or by $765,000. Approximately $530,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to YA Global. We amortized $118,000 of debt issue costs related to our line of credit to interest expense for the year ended December 31, 2007 compared to $44,000 for the year ended December 31, 2006. Interest expense on our lines of credit increased from $43,000 for the year ended December 31, 2006 to $162,000 for the year ended December 31, 2007, or by $119,000. The remaining increase in interest expense relates to increases on the outstanding balances of our loans and capital lease obligations from 2006 to 2007.

Change in Fair Value of Derivative Financial Instruments

Expense from change in fair value of derivative financial instruments was $1,050,000 for the year ended December 31, 2007 compared to $2,703,000 in expense for the year ended December 31, 2006. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt decreased from $161,000 for the year ended December 31, 2006 to $0 for the year ended December 31, 2007. In June of 2006, we issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture assumed by us upon the completion of the merger in April 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. We realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In addition, on June 5, 2006 we issued to YA Global an amended and restated convertible debenture that consolidated all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to YA Global on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. We reviewed EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EIFT 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. We recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification.

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

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2007, we had cash and cash equivalents of $210,000.

As of December 31, 2007, we used $6,880,000 in operating activities compared to using $1,482,000 as of December 31, 2006. Cash used in operating activities as of December 31, 2007 reflects $8,927,000 in net loss, $513,000 in depreciation, $30,000 in provision for bad debt, $4,000 in gain on sale of fixed assets, $1,123,000 in debt discount amortization, $635,000 in stock compensation, $1,050,000 in change in fair value of derivative financial instruments and $315,000 in deferred revenue. Accounts receivable and inventory increased by $762,000 and $1,100,000, respectively along with a decrease in other current assets of $134,000 to decrease working capital by $1,728,000. We obtained cash from working capital changes of $845,000 consisting of increases in accounts payable and accrued expenses of $326,000 and $519,000, respectively.

As of December 31, 2006, we used $1,482,000 in operating activities. Cash used in operating activities during 2006 reflects $4,592,000 in net loss, $264,000 in depreciation, $716,000 in debt discount amortization, $161,000 in gain on extinguishment of debt, $18,000 in gain on sale of fixed assets, $355,000 in stock compensation, $697,000 in aborted offering costs, and $2,703,000 in change in fair value of derivative financial instruments and $997,000 in deferred revenue. Accounts receivable, inventory, and other current assets, increased by $281,000, $555,000 $167,000, respectively decreasing working capital. We obtained net cash for working capital changes consisting of decreases in other assets and increases in accounts payable and accrued liabilities of $13,000, $436,000 and $105,000, respectively.

As of December 31, 2007, we used $207,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $227,000 net of $20,000 in proceeds received from the sale of fixed assets.

As of December 31, 2006, we used $308,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $368,000 net of $60,000 in proceeds received from the sale of fixed assets.

As of December 31, 2007, financing activities provided net cash of $7,071,000 as the result of issuances of $5,000,000 in convertible debentures to YA Global, partially offset by fees and offering costs incurred of $465,000 to secure the transaction and proceeds from common stock of $1,000,000. We received net proceeds from draw downs on our lines of credit of $1,900,000. Total repayments on loans and capital lease obligations amounted to $364,000.

As of December 31, 2006, financing activities provided net cash of $1,676,000 as the result of issuances of $550,000 in convertible debentures to YA Global partially offset by fees paid of $70,000 to secure the transaction. Additionally, we received net proceeds of $1,485,000 as a result of issuing 4,687,500 shares of common stock in a private placement. We received proceeds from an unsecured note payable from the majority shareholder, CEO Michael Shores, for $150,000 and draw downs on our lines of credit for $1,150,000. Total repayments on loans and capital lease obligations amounted to $228,000 and total net redemptions amounted to $1,352,000 including a $225,000 redemption premium on redemptions of convertible debt issued to YA Global.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations including our iPhotonics business unit into April of 2008. The cash required to operate our iPhotonics business unit which was formed in the fourth quarter of 2006 is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $340,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will need to raise additional funds by late April 2008. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have engaged a venture capital investment bank to assist us in pursuing our financing alternatives, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing Transactions

Standby Equity Distribution Agreement

In August 2004, we entered into a standby equity distribution agreement. Under this agreement, we may issue and sell common stock to YA Global for a total purchase price of up to $15.0 million. Subject to certain conditions, we will be entitled to commence drawing down on the Standby Equity Distribution Agreement when common stock issued under the standby equity distribution agreement is registered with the SEC and we are within the commitment period as defined under the terms of the agreement. The commitment period is the period commencing on the earlier to occur of the effective date (which is the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as we and YA Global may mutually agree in writing, and expiring on the earliest to occur of the date on which YA Global shall have made payment of advances pursuant to the agreement in the aggregate amount of $15,000,000, or the date occurring 24 months after the effective date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. A cash fee equal to 5% of the cash proceeds of the draw down is also payable at the time of funding. To date, we have not drawn down on the standby equity distribution agreement.

We are currently unable to register the shares of common stock issuable to YA Global under the standby equity distribution agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. We and YA Global have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance.

In conjunction with the standby equity agreement, we issued a $400,000 compensation debenture to YA Global. In June of 2006, we issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture that was issued to YA Global by YTXP (f/k/a Stock Market Solutions Inc) for a separate standby equity distribution agreement that was terminated prior to the merger in April of 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. We realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on our balance sheet. This cost and other costs consisting of related legal, and accounting were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 2) when we became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into securities purchase agreements with YA Global and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at 5%. The terms of this debenture require us to obtain prior written consent from the holder, YA Global, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. The debentures are secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper In the event of default, YA Global may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, YA Global shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into its name or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by YA Global; provided however, that YA Global security interest is second in priority behind First Bank of Canyon Creek. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock. Interest is due at maturity or conversion in cash or common stock at the holder's option. If the holder elects the interest to be paid in common stock it will be valued based upon the closing bid price of our stock at time paid. At any time we may elect to redeem all or any portion of the convertible debentures at the price of 120% of the amount redeemed plus accrued interest. If we use this option, we must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be excisable at the fixed price of $.157 per share. The convertible debentures were assumed by us upon completion of the merger in April of 2006.

There are two ways this convertible debenture can be converted into our common stock.  First, the debentures are convertible at a fixed price of $0.157 per shares as provided for under the secured debenture agreement. Specifically, the fixed price was calculated at 110% of a post-money market capitalization of $15 million (which shall be calculated by dividing the product of 110% times 15,000,000 by our total outstanding capital stock on a fully-diluted basis as of the date our common stock is first quoted on the principal market). Second, the debentures are convertible at an amount equal to 80% of the volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date. The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expired August 25, 2007.

In the second quarter of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of our common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. The conversion option, the option to convert at an amount equal to 80% of the volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date, was then deemed to be financial derivatives under SFAS 133 and EITF 00-19. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract that embodies both the embedded derivative instrument and the host contract are not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this statement.

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12-32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

At the time of the merger, the derivatives were bifurcated and recorded at fair value and reflected on our balance sheet. The derivatives are adjusted to fair value at each reporting period.

In June of 2006, we issued 923,657 shares of common stock to YA Global in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

In October of 2006, we issued 2,324,841 shares of common stock to YA Global in conversion of $365,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

In March of 2007, we issued 6,730,032 shares of common stock in full conversion of this convertible debenture and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, we consummated a securities purchase agreement dated June 5, 2006 with YA Global providing for the sale by us to YA Global of our 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require us to obtain prior written consent from the holder, YA Global, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. Additionally, the terms of this debenture provide holder, YA Global, with a right of first refusal on capital raises by us. Specifically, for a period if 18 months after the closing date, if we intend to raise additional capital by the issuance or sale of our capital stock, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by us, an underwriter, placement agent or any third party) we shall be obligated to offer to YA Global such issuance or sale of capital stock, by providing in writing the principal amount of capital we intend to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  YA Global shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, YA Global may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, YA Global shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into its name or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by YA Global; provided however, that YA Global security interest is second in priority behind First Bank of Canyon Creek.

We also issued to YA Global warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. YA Global may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event YA Global exercises the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to securities purchase agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling shareholders' position.

The first debenture amounting to $550,000 matures on the third anniversary of the date of issuance and we are not required to make any payments until the maturity date. The debentures are convertible at any time into shares of our common stock at a conversion price per share equal to the lesser of (i) $0.50, or (ii) 95% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion. Unless waived by us, YA Global may not, together with their affiliates, convert more than an aggregate of $150,000 in any 30-day period of principal amount of the debentures at the variable market price. The conversion option to convert at an amount equal to 95% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion is deemed to be a financial derivative under SFAS 133 and EITF 00-19 Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12-32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract that embodies both the embedded derivative instrument and the host contract are not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this statement.

The embedded derivative was then evaluated using EITF 00-19 paragraphs 12-32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including the ability to have sufficient authorized shares to fulfill our potential obligations under the convertible debentures. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.

We have the right to redeem a portion or all amounts outstanding under the debentures prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than $0.50. The convertible debentures are secured by substantially all of our assets. On October 11, 2006, we exercised our right to redeem the June 5, 2006 convertible debenture.

In addition, on June 5, 2006 we issued to YA Global an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to YA Global on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. We reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EIFT 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. We recorded a gain on extinguishment of debt of $630,000 in the consolidated statements of operations as a result of the modification.

On October 11, 2006, we exercised our right to redeem both debentures issued on June 5, 2006. We paid YA Global $1,392,000 which was calculated by multiplying the principal balance of both debentures by 120% plus the accrued interest on the debentures. The combined carrying value of both debentures amounted to $1,088,000. We recorded a $304,000 loss in the consolidated statements of operations on extinguishment of debt related to the redemption in October of 2006.

YA Global Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to YA Global prior to the year 2007, we entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures and exercise of the warrants. We are obligated to file the registration statement no later than 45 days from the date of closing and to use our best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that we pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our  common stock equal to 2% of the liquidated value of the debentures. We obtained a waiver from YA Global waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants

July 2006 Warrants

On July 28, 2006, we entered into an agreement with James Von Ehr, II, an accredited investor, pursuant to which we issued to the investor five-year warrants to purchase an aggregate of 320,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Adobe Systems Incorporated (NASDAQ:ADBE), Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties.

The collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties, as collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a term of up to 2 years, which will be further guaranteed personally and through the pledge of common stock beneficially owned by our chief executive officer.

The warrants are exercisable into shares of our common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling shareholders' position.

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

As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee, during the term, of $40,000 no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional commitment fee within 90 days after the renewal of the loan by a lender. We consummated the loan facility with the First Bank of Canyon Creek in early third quarter of 2006 (See Note 8 to the audited financial statements included herein).

We accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued, we had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, we were precluded from concluding it had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at December 31, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

The collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties, as collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a term of up to 1 year, which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael C. Shores, our chief executive officer.

The warrants are exercisable into shares of our common stock at a price equal to $0.50 per share. The investor may exercise the warrants on a cashless basis at his option. In the event the investor exercises the warrants on a cashless basis, then we will not receive any proceeds. The exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling shareholders' position.

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

As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of our common stock no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional commitment fee within 90 days after the renewal of the loan by a lender. We increased our line of credit from $1 million to $3.0 million with the First Bank of Canyon Creek in the fourth quarter of 2006 (See Note 8 to the audited financial statements included herein).

We accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued we had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, we were precluded from concluding we had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in our results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at December 31, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

October 2006 Securities Purchase Agreement

On October 11, 2006, we entered into a securities purchase agreement with a qualified institutional buyer pursuant to which we sold an aggregate of $1,500,000 in shares of our common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $1.00 per share. The entire purchase price of the shares and the warrants was used by us to redeem our principal amount $550,000 and $577,000 10% secured convertible debentures issued to YA Global Investments, L.P. in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

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

We accounted for these warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock,” which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. On the date the warrants were issued we had convertible debenture instruments that did not have limits on the net shares that potentially would have to have been delivered in a net share settlement, we were precluded from concluding we had sufficient shares authorized and unissued to net-share settle the warrants and fair valued the warrants as a liability. Accordingly, under the provisions of EITF 00-19, these warrants were initially designated as a liability to be carried at fair value on a company's balance sheet, with any changes in fair value recorded in our results of operations.

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at December 31, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

March 2007 Securities Purchase Agreement

On March 30, 2007, we consummated a securities purchase agreement with YA Global providing for the sale by us to YA Global of our 6% secured convertible notes in the aggregate principal amount of $5,000,000. Under the purchase agreement, we also issued to YA Global five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share

The notes mature on the third anniversary of the date of issuance and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, we shall make monthly payments of interest, and beginning 18 months after the date of issuance, we shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that YA Global has the option to deliver a written notice to us within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the maturity date. Any amount deferred to the maturity date shall continue to accrue interest through the maturity date.

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

During the time that any portion of the note is outstanding, if any event of default has occurred and shall continue for a period of 10 days after a notice of such default has been delivered by YA Global to us the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the holder's election, immediately due and payable in cash, provided however, YA Global may request (but shall have no obligation to request) payment of such amounts in our common stock. If an event of default shall occur the conversion price shall be reduced to 20% of the lowest volume weighted average price, as quoted by Bloomberg, LP, of the common stock during the 30 trading days immediately preceding the date upon which the event of default occurred, provided however, that the default conversion price may not be lower than $0.10, as adjusted pursuant to the note.

The securities purchase agreement places certain restrictions on the issuance of our capital stock. Specifically, so long as any convertible notes are outstanding, we shall not, without the prior written consent of YA Global, (i) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration less than such common stock's bid price determined immediately prior to it's issuance, (iii) enter into any security instrument granting the holder a security interest in any and all of our assets, or (iv) file any registration statement on Form S-8, except in connection with the registration of common stock issued pursuant to a bona fide approved stock plan up to a maximum of 10,000,000 shares of common stock.

The securities purchase agreement provides YA Global with rights of first refusal. From the date of the first closing until 24 months thereafter, if we intend to raise additional capital by the issuance or sale of our capital stock, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the us, any underwriter, placement agent or any third party) we shall be obligated to offer to the buyers such issuance or sale of capital stock, by providing in writing the principal amount of capital we intend to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  YA Global shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the purchase agreement, we also entered into a registration rights agreement providing for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 90 days of filing, it is required pay to YA Global, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, we shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by us, if any, shall be 15% of the aggregate purchase price paid by YA Global pursuant to the purchase agreement.

The conversion option to convert the convertible note into equity is deemed to be a financial derivative under SFAS 133 and EITF 00-19. Specifically, the conversion option was analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract and then further evaluated using EITF 00-19 paragraphs 12-32 which required the conversion option to be recorded as liability at fair value. Specifically, the variable conversion option pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

•	The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract.

•
The contract that embodies both the embedded derivative instrument and the host contract are not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

•	A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraphs 6-11, be a derivative instrument subject to the requirements of this statement.

Under EITF 00-19, paragraph four provides that if an embedded derivative is indexed to the reporting entity's own stock and would be classified in shareholders' equity if it was a freestanding derivative, that embedded derivative is not considered a derivative for purposes of Statement 133. The Task Force reached a consensus that for purposes of evaluating under Statement 133 whether an embedded derivative indexed to a company's own stock would be classified in shareholders' equity if freestanding, the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the conversion ratio may be modified under certain events, including that we have not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share; and that in the event of default, the conversion price may be adjusted down, but not below $0.10, based on the market price of the stock as discussed above. Accordingly, we believe this note is not considered “conventional convertible debt” as defined by EITF 00-19. The embedded conversion option was then evaluated using EITF 00-19 paragraphs 12-32 to determine whether the embedded derivative should be classified as a liability or as equity. We concluded that the conversion option should be recorded as a liability at fair value since all of the criteria for recording as equity were not met under EITF 00-19 including that there was no requirement in the contract to post collateral at any point or for any reason.

On July 13, 2007, we and YA Global entered into an amendment to the notes pursuant to which we were granted 210 days after the closing date to raise at least $1,000,000 in additional equity capital. In exchange, we agreed that the notes will bear interest at a rate equal to 10% per annum beginning on July 29, 2007, which represents the 121st day from March 30, 2007, until such date as the additional equity capital is raised in full, at which such time the interest rate shall revert back to 6% per annum.

Due to the entry into the purchase agreement on September 6, 2007, as discussed below, we have satisfied the requirement set forth in the notes to raise at least $1,000,000 in additional equity capital between the closing date and the date that is 210 days after the closing date and accordingly, the conversion price will not be adjusted to $0.25; provided however, that we and YA Global mutually agreed that the interest rate of the notes will not revert back to 6%, but will be 8% per annum.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes for three years. At December 31, 2007, the convertible debenture had balance of $1,131,000 net of $2,869,000 of unamortized discount. The effective interest rate on the debenture is 11.8% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

On December 13, 2007, we and YA Global entered into amendment number 1 to the securities purchase agreement pursuant to which the second closing of $1,000,000 was revised from the date on which we file the registration statement to December 13, 2007. Accordingly, on December 13, 2007 we and YA Global completed the second closing in which we received gross proceeds in the amount of $1,000,000 and we issued to YA Global a note in the principal amount of $1,000,000. In addition, we issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the notes. At December 31, 2007, the note had balance of $499,000 net of $501,000 of unamortized discount. The effective interest rate on the debenture is 11.2% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

Moreover, on December 13, 2007 we and YA Global entered into amendment number 1 to the registration rights agreement pursuant to which the scheduled filing date was revised to 180 calendar days from the second closing date of December 13, 2007.

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

We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of December 31, 2007, an aggregate of $5,161 in liquidated damages has accrued and been recorded as an expense. As of March 28, 2007, an aggregate of $49,333 in liquidated damages has accrued.

December 2007 Warrants

On December 28, 2007, we entered into an agreement with James Von Ehr, II, an accredited investor, pursuant to which we will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties, as Collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a maturity date of January 16, 2009, which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, our Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of the our common stock at a price equal to $0.40 per share.

As additional consideration of the investor’s agreement to pledge the Collateral to a lender, on or prior to the Closing Date we will pay to the investor a one-time commitment fee through the issuance of 100,000 restricted shares of our common stock. In addition, we and the investor agreed to extend the permitted maturity dates of the loans previously received by us from the lender as set forth in the agreements entered into between us and the Investor on July 28, 2006 and October 12, 2006, from July 28, 2008 and October 12, 2007, respectively, to January 16, 2009.

Moreover, the agreement provides for piggy-back registration rights in which we are required to file a registration statement with the Securities and Exchange Commission registering the common stock issuable upon exercise of the warrants on the next registration statement filed by us after the filing of the registration statement pursuant to the March 2007 registration rights agreement between us and YA Global Investments, L. P. We are obligated to insure that the registration statement remains in effect until all of the shares of common stock issuable upon exercise of the warrants have been sold.

On February 25, 2008, we consummated a fourth Loan Agreement dated as of February 14, 2008 with First Bank of Canyon Creek which renews and supersedes the prior Loan Agreement dated as of August 14, 2007 and increased our line of credit from $3,500,000 to $5,100,000 (the “Loan”) to be used by us for working capital and general corporate purposes. The entire Loan bears interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest, is due on January 16, 2009. Our obligations under the Loan Agreement are secured by a pledge of an aggregate of $6,375,000 in Collateral by the investor, James Von Ehr, II. In addition, our obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 4,000,000 shares of common stock beneficially owned by Michael Shores, our Chief Executive Officer.

Formation of iPhotonics business unit in fourth quarter of 2006

We hired Siemens' former ONT development team effective at the beginning of the fourth quarter of 2006. As a result, we added 35 full-time employees and amended our lease in November of 2006 and expanded the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $340,000 and $8,000, respectively, per month.

In the fourth quarter of 2006, we executed a transfer and license agreement with Siemens AG in which we acquired certain assets including fixed assets and component inventory and were granted non-exclusive, non-transferable, and non-sub licensable rights and license to use, copy and otherwise deploy software and code and know-how related to its optical network terminal (ONT) technology, supporting both broadband passive optical network (BPON) and gigabit passive optical network (GPON) standards. We were also granted non-exclusive, non-transferable, and non-sub licensable rights and license to use under the pertinent patents related to BPON and GPON ONT to manufacture, market and further develop the BPON and GPON ONT products. Further, any intellectual property created or made on our behalf related to BPON or GPON ONTs would become vested to us.

We did not pay cash, issue stock or incur financial obligations to acquire the ONT assets or use of intellectual property. However, the transfer and license agreement did provide that we complete development of a release of certain GPON ONT products by January 31, 2007 and provide Siemens with all pertinent documentation, data, software code and files which will enable Siemens to manufacture, distribute and further develop or have manufactured, developed and distributed these releases (See Note 18 to the unaudited financial statements included herein for full details of accounting for this transaction). Further that we grant Siemens a non-exclusive, non-transferable, non-sub licensable right and license under any copyrights and intellectual property to manufacture, distribute and further develop or have manufactured, developed and distributed these particular releases.

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

The BPON technology acquired is immediately available for sale to telecommunication service providers and original equipment manufacturers (OEM). The GPON technology acquired is now ready for sale to telecommunication service providers and OEMs We expect to have ongoing development related to cost reductions and feature enhancements to address customer specific requirements. We completed an ONT supply agreement with Siemens and are aggressively marketing our services to other service providers, OEM's and distributors. To date BPON and GPON sales have been immaterial.

Cash Requirements and Liquidity

Except for the financing agreements with YA Global and other investors discussed above, existing financing arrangements, borrowing capacity created by one of our investors agreeing to pledge collateral on our behalf, and revenue generated through our operations, we have no other significant sources of working capital or cash commitments.

We are currently unable to register the shares of common stock issuable to YA Global under the standby equity distribution agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. We and YA Global have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance. Accordingly, we cannot currently rely upon access to the $15,000,000 standby equity distribution agreement.

Additionally, until the March 2007 YA Global secured convertible note is fully repaid or fully converted, we are required to obtain YA Global's consent prior to selling or issuing (i) any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, each of which will restrict our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on funds currently available to us, management believes that we have adequate cash resources to fund our operations including our iPhotonics business unit into April of 2008. The cash required to operate our iPhotonics business unit which was formed in the fourth quarter of 2006 is significant. The formation of the iPhotonics business unit resulted in our adding 35 full-time employees and amending our lease in November of 2006 to expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $340,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average approximately $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which coupled with lower than expected revenues from our other operating units continues to place significant strain our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we have an urgent requirement to raise additional funds by late April 2008. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have engaged a venture capital investment bank to assist us in pursuing our financing alternatives, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down our operations depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Texas Prototypes Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of TXP Corporation (FKA Texas Prototypes, Inc.) (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of TXP Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained substantial operating losses, has a stockholders’ deficit and its current liabilities exceed their current assets. Management’s plans regarding those matters also are described in Note 3. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the 2006 consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of TXP Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Because of the significance of the uncertainty described in the third paragraph, we are unable to express, and we do not express, an opinion on the 2007 consolidated financial statements referred to in the first paragraph.

Payne, Smith & Jones P.C.
Dallas, Texas

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash	$210,000	$228,000
Accounts receivable, net of allowance of $23,000 and $0 as of December 31, 2007 and 2006, respectively.	1,708,000	976,000
Inventory	1,772,000	673,000
Other current assets	212,000	346,000
Total current assets	3,902,000	2,223,000

Property and equipment, net	2,641,000	2,667,000

Other assets	140,000	13,000

TOTAL ASSETS	$6,683,000	$4,903,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$144,000	$272,000
Current capital lease obligations	120,000	46,000
Lines of credit	3,300,000	400,000
Current derivative financial instruments	-	1,288,000
Current convertible debentures, net of unamortized discount of $423,000 as of December 31, 2006	-	467,000
Accounts payable	1,239,000	913,000
Deferred revenue	17,000	332,000
Accrued expenses	704,000	412,000
Total current liabilities	5,524,000	4,130,000

Notes payable, net of current maturities	-	144,000

Capital lease obligations, net of current obligations	165,000	32,000

Line of credit	-	1,000,000

Convertible debentures, net of unamortized discount of $353,000 as of December 31, 2007	1,630,000	-

Derivative financial instruments, net of current obligation	5,178,000	2,507,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	12,545,000	7,861,000

STOCKHOLDERS' DEFICIT
Common Stock , $.001 par value, 300,000,000 authorized, 116,584,428 and 104,080,623 shares issued and outstanding as of December 31, 2007 and 2006, respectively	117,000	104,000

Additional paid in capital	8,133,000	2,121,000
Accumulated deficit	(14,117,000)	(5,190,000)
Accumulated other comprehensive income	5,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(5,862,000)	(2,958,000)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$6,683,000	$4,903,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues
Prototyping and assembly	$4,678,000	$3,842,000
Material management services	3,847,000	2,360,000
Retrofit solutions	1,387,000	1,029,000
Product and accessory	327,000	-
Design and development	747,000	997,000
Total revenues	10,986,000	8,228,000

Cost of sales	7,332,000	5,523,000

Gross profit	3,654,000	2,705,000

Costs and expenses
Selling, general and administrative	5,090,000	3,834,000
Research and development	4,578,000	52,000
Depreciation	160,000	94,000
Total Costs and expenses	9,828,000	3,980,000

Operating loss	(6,174,000)	(1,275,000)

Other income (expense)
Interest expense, net	(1,707,000)	(943,000)
Change in fair value of derivative financial instruments	(1,050,000)	(2,703,000)
Net gain on early extinguishment of debt	-	161,000
Other income	-	150,000
Gain on sale of fixed assets	4,000	18,000
Total other income (expense)	(2,753,000)	(3,317,000)

Loss before income taxes	(8,927,000)	(4,592,000)

Income tax expense	-	-

Net loss	$(8,927,000)	$(4,592,000)

Foreign currency translation adjustment	(2,000)	-

Comprehensive loss	$(8,929,000)	$(4,592,000)

Basic earnings loss per share	$(0.08)	$(0.05)

Diluted earnings loss per share	$(0.08)	$(0.05)

Basic weighted average shares outstanding	111,580,413	95,024,296

Diluted weighted average shares outstanding	111,580,413	95,024,296

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2007 and 2006

	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,927,000)	$(4,592,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	513,000	264,000
Provision for bad debt	30,000	-
Gain on sales of fixed assets	(4,000)	(18,000)
Deferred revenue	(315,000)	(997,000)
Amortization of discount on convertible notes	1,123,000	716,000
Gain on early extinguishment of debt	-	(161,000)
Stock compensation	635,000	355,000
Changes in assets and liabilities:
Aborted offering costs	-	(281,000)
Accounts receivable	(762,000)	697,000
Inventory	(1,100,000)	(555,000)
Other current assets	134,000	(167,000)
Other assets	(102,000)	13,000
Accounts payable	326,000	436,000
Accrued expenses	519,000	105,000
Change in value of derivative financial instruments	1,050,000	2,703,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(6,880,000)	(1,482,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(227,000)	(368,000)
Proceeds from sale of fixed assets	20,000	60,000

CASH FLOWS USED IN INVESTING ACTIVITIES	(207,000)	(308,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(9,000)
Proceeds from convertible debenture	4,535,000	480,000
Proceeds from sale of common stock and warrants	1,000,000	1,485,000
Proceeds from note payable	-	150,000
Line of credit, net	1,900,000	1,150,000
Repayment of notes payable and capital lease obligations	(364,000)	(228,000)
Payment of redemption premium on convertible debenture	-	(225,000)
Redemption of convertible debentures	-	(1,127,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,071,000	1,676,000

Effect of currency translation on cash balances	(2,000)	-

NET DECREASE IN CASH	(18,000)	(114,000)

Cash, beginning of period	228,000	342,000

Cash, end of period	$210,000	$228,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
December 31, 2007 and 2006

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES
	2007	2006
CASH
Interest paid	$227,000	$98,000

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

1,700,000 shares issued to extinguish debt	$-	$684,000

Liabilities assumed upon merger	$-	$744,000

923,657 shares issued on conversion of debt	$-	$145,000

2,324,481 shares issued on conversion of debt	$-	$365,000

Modifications of debt treated as extinguishment and new debt	$-	$619,000

Assets acquired for consulting services in non-monetary exchange (Note 18)	$-	$1,329,000

Debt issue costs recorded on issuance of 320,000 warrants	$-	$120,000

125,000 shares issued to investor to settle commitment fee liability (Note 12)	$60,000	$-

6,730,032 shares issued on conversion of debt and accrued interest	$792,000	$-

Property acquired under capital lease obligations and notes payable	$300,000	$363,000

Reclassification of warrants to additional paid in capital (Note 12)	$2,684,000	$-

Fees paid to holder in conjunction with the issuance of convertible note	$350,000	$-

Offering costs charged to additional paid in capital	$35,000	$-

Fair value of embedded conversion option bifurcated from $4M convertible note	$2,603,000	$-

Warrants issued to investor	$797,000	$-

Fees to holder settled in common stock in conjunction with issuance of $4M convertible note	$76,000	$-

Fair value of embedded conversion option bifurcated from $1M convertible note	$413,000	$-

Fees to holder settled in common stock in conjunction with issuance of $1M convertible note	$15,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years Ended December 31, 2007 and 2006

	COMMON STOCK				Accumulated
			Additional		Other
			Paid In	Accumulated	Income
	Shares	Amount	Capital	Deficit	Comprehensive	Total
Balance, December 31, 2005	89,298,042	$89,000	$17,000	$(598,000)	$7,000	$(485,000)

Addition of YTXP shares	4,997,673	5,000	(5,000)	-	-	-

Liabilities assumed upon merger	-	-	(744,000)	-	-	(744,000)

Net loss	-	-	-	(4,592,000)	-	(4,592,000)

Issuance of shares to extinguish debt	1,700,000	2,000	848,000	-	-	850,000

Stock compensation awarded to employees	149,000	-	355,000	-	-	355,000

Shares in conversion of debentures	923,567	1,000	144,000	-	-	145,000

Unamortized debt discount charged to APIC on conversion of debentures	-	-	(337,000)	-	-	(337,000)

Shares issued in conversion of debentures	2,324,841	2,000	363,000	-	-	365,000

Shares issued in private placement	4,687,500	5,000	1,480,000	-	-	1,485,000

Balance, December 31, 2006	104,080,623	$104,000	$2,121,000	$(5,190,000)	$7,000	$(2,958,000)

Net loss	—	—	—	(8,927,000)	—	(8,927,000)

Stock compensation: options awarded to employees (Note 5)	—	—	636,000	—	—	636,000

Shares issued to employees hired in October 2006	1,404,870	2,000	(2,000)	—	—	-

Shares issued to an investor for commitment fee (Note 12)	4,125,000	4,000	1,056,000	—	—	1,060,000

Compensation shares (Note 12)	195,122	—	76,000	—	—	76,000

Offering costs	—	—	(35,000)	—	—	(35,000)

Warrants issued to investor (Note 12)	—	—	797,000	—	—	797,000

Shares issued in conversion of debentures and accrued interest (Note 12 and 13)	6,730,032	7,000	785,000	—	—	792,000

Reclassification of warrants from derivative financial instruments (Note 12)	—	—	2,684,000	—	—	2,684,000

Shares issued to an investor (Note 12)	48,781	—	15,000	—	—	15,000

Foreign currency translation adjustment	—	—	—	—	(2,000)	(2,000)

Balance, December 31, 2007	116,584,428	$117,000	$8,133,000	$(14,117,000)	$5,000	$(5,862,000)

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

Our retrofit solutions business offers custom engineering kits to enable incumbent local exchange carriers (ILECs) to upgrade their local access service delivery infrastructure. These retrofit kits enable a wide range of next generation telecom platforms to fit into various remote cabinets that have been deployed by ILECs. Our kits cover a diverse range of cabinets of differing sizes and line counts from a majority of the industry’s access vendors. We believe that our retrofit kits offer carriers the ability to upgrade their network infrastructure for substantially less cost than using new cabinets. Retrofits are generally deployed due to a generational change of access equipment supporting the latest telecom services which require power and/or cooling upgrades.

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

Consolidation

As of December 31, 2007, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At December 31, 2007 and December 31, 2006, the cash balance at our financial institution exceeded the insured limits by $215,000 and $375,000, respectively.

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

TXP has penalty provisions in the registration rights agreement executed prior to the year 2007 of its YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) debentures and warrants (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) that require TXP to file the registration statement which registers the shares underlying the YA Global debentures and warrants no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of the Company's obligations under the registration rights agreement, including its agreement to file the registration statement for the shares of common stock issuable upon conversion of the debentures and exercise of the warrants with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, TXP is required to pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock at YA Global's option, equal to 2% of the liquidated value of the debentures. The agreement does not specify whether the liquidated damages may be satisfied in unregistered shares or how the payment in shares would be valued should YA Global elect to be paid liquidated damages in common stock. The Company obtained a waiver from YA Global waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants.

On October 11, 2006, TXP entered into a securities purchase agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants.

On March 30, 2007, TXP entered into a securities purchase agreement with YA Global which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants (See NOTE 12-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) within 30 days of receipt of written demand of YA Global. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of TXP's obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 90 days of filing, the Company is required pay to YA Global, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by the Company, if any, shall be 15% of the aggregate purchase price paid by YA Global pursuant to the purchase agreement.

On December 13, 2007, the Company and YA Global entered into Amendment No. 1 to the Purchase Agreement pursuant to which the second closing of $1,000,000 was revised from the date on which the Company files the Registration Statement to December 13, 2007. Accordingly, on December 13, 2007 the Company and YA Global completed the second closing in which the Company received gross proceeds in the amount of $1,000,000 and the Company issued to YA Global a Note in the principal amount of $1,000,000. In addition, the Company issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the Notes. Moreover, on December 13, 2007 the Company and YA Global entered into Amendment No. 1 to the Registration Rights Agreement pursuant to which the Scheduled Filing Date was revised to 180 calendar days from the second closing date of December 13, 2007.

On September 6, 2007, TXP entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants (See NOTE 12-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) . The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of December 31, 2007, an aggregate of $5,161 in liquidated damages has accrued and been recorded as an expense.

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

On December 28, 2007, TXP entered into an Agreement with James Von Ehr, II an accredited investor pursuant to which we will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, our Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of our common stock at a price equal to $0.40 per share.

As additional consideration of the investor’s agreement to pledge the Collateral to a Lender, on or prior to the Closing Date TXP will pay to the investor a one-time commitment fee through the issuance of 100,000 restricted shares of our common stock. In addition, TXP and the investor agreed to extend the permitted maturity dates of the Loans previously received by us from the Lender as set forth in the agreements entered into between TXP and the Investor on July 28, 2006 and October 12, 2006, from July 28, 2008 and October 12, 2007, respectively, to January 16, 2009.

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

Material supply chain management services consist of locating and procuring materials according to customer design specifications, qualifying components and auditing vendors, inventorying materials, and providing dual vendor sourcing if necessary. Material supply chain management services are priced on a cost of material plus basis. The pricing is solely dependent on the complexity and volume of the services performed. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met at the time materials have been received and inventoried, and the materials have shipped.

Turn-key solution is a combination of material supply chain management and one of the other service revenue sources described above. Revenue is generally recognized after both services have been performed and the products have shipped.

Telecom cabinet retrofit revenue kits and design solutions typically consist of designing and assembling retrofit kits to enable ILEC’s (Incumbent Local Exchange Carriers) to upgrade their local access service delivery infrastructure. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and collectability is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

In June of 2006, a majority of shareholders approved the Company’s 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants of TXP. As of December 31, 2007, 5,458,270 stock options and 1,662,076 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $635,000 of stock compensation expense in selling, general and administrative expense in the statement of operations for year ended December 31, 2007.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $8,927,000 and $4,592,000 for the years ended December 31, 2007 and 2006, respectively. As of those dates, the Company’s current liabilities exceeded current assets by $1,622,000 and $1,907,000 respectively and total liabilities exceed total assets by $5,862,000 and $2,958,000, respectively. Further, during 2007 the Company violated certain provisions of a loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt including principal and accrued interest. During 2007, the Company was in default due to failure to maintain debt coverage, debt-to-net-worth and current ratios as provided for in the loan agreement. The Company has entered into forbearance agreements with the lending institution which waived non-compliance of the covenants as explained in Note 8. Those factors, as well as the uncertainty that the Company faces regarding obtaining additional working capital create an uncertainty about the Company’s ability to continue as a going concern.

Based on funds currently available to the Company, management believes that there is adequate cash resources to fund our operations including our iPhotonics business into April 2008. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. Incremental personnel cost and lease payments are expected to average approximately $340,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $150,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will need to raise additional funds by late April 2008. To obtain funds to continue our operations, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have engaged a venture capital investment bank to assist us in pursuing our financing alternatives, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

In the second quarter of 2006, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, loaned the Company $150,000. The unsecured loan had a one-year term with interest at 10%. The Company repaid $37,500 of principal in 2006. The balance on the note at December 31, 2006 was $112,500. The loan was repaid in full in the second quarter of 2007.

The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on all of the Company's notes payables, lines of credit, and all of the capital leases originated prior to 2007.

In the third quarter of 2006, the Company entered into an asset purchase agreement with Mr. Richard Smitten, the former Chief Executive Officer and sole director of its predecessor corporation, Stock Market Solutions, Inc., pursuant to which the Company sold the assets of its predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20 th century stock market trader, Jesse Livermore. In consideration for the sale of the assets, Mr. Smitten agreed to forgive the repayment of a certain debt related to accrued compensation that the Company owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain Agreement and Plan of Merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the asset purchase agreement.

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

On September 19, 2007, TXP advanced $35,535 to the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, for bonus compensation related to completion of the 2007 performance-related objectives. The bonus compensation was paid on November 6, 2007 and the advance was repaid in full.

NOTE 5 - STOCK BASED COMPENSATION

In June of 2006, a majority of shareholders approved the 2006 Stock Incentive Plan. The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people, including employees, officers, directors and consultants, with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and enabling the Company to attract, retain and reward the best-available persons.  The Plan permits the granting of stock options (including incentive stock options qualifying under Section 422 of the Internal Revenue Code and nonqualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentives discussed above for employees, officers, directors and consultants of TXP.

In the third quarter of 2006, the Company issued a combined 149,000 free-trading shares which were registered under a registration statement on Form S-8 to all of its employees who were employed as of April 28, 2006, except for the CFO and CEO. In the Company's statement of operations for the year ended December 31, 2006, the Company recorded $61,000 of compensation cost for the issuance of these shares based on the closing price of the Company's stock on the issue date.

In the fourth quarter of 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007. In accordance with the agreement, 1,404,870 shares of common stock were issued to these employees in April of 2007.

During 2007, the Company granted or agreed to grant a total of 3,740,941 options and issued or agreed to issue 1,513,076 free-trading shares of common stock which includes the 1,404,870 free-trading shares discussed above.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the twelve months ended December 31, 2007 is presented in the following table.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (years)
Outstanding at January 1, 2007	2,407,329	$0.31

Granted	3,050,941	0.34
Exercised	-
Forfeited	-
Expired	-

Outstanding at December 31, 2007	5,458,270	$0.33	$1,690,000	9.25

Exercisable at December 31, 2007	802,443	$0.31	$261,000	8.71

The Company adopted SFAS No. 123R effective January 1, 2006. In the Company's statement of operations for the year ended December 31, 2007 it recorded a total of $635,000 of compensation cost for stock option share-based payment arrangements and the issuance of free trading shares. No stock options were exercised during the year ended December 31, 2007.

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

Expected volatility	102% - 120%
Expected Term (years)	5.75 - 6.0
Risk-free interest rate	3.8% - 4.9%
Expected dividend yield	0%
Forfeiture rate	10% - 12%

As of December 31, 2007, there was $934,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.25 years.

NOTE 6 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	For the year ended December 31:
	2007	2006
Numerator:
Net loss available to common stockholders	$(8,927,000)	$(4,592,000)

Denominator:
For basic net income per share - weighted average shares	111,580,413	95,024,296
Dilutive potential securities	-	-

Denominator for diluted net income per share–adjusted weighted average shares	111,580,413	95,024,296

Basic net loss per share	$(0.08)	$(0.05)

Diluted net loss per share	$(0.08)	$(0.05)

For the years ended December 31, 2007 and 2006, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of TXP's common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	2007	2006
Warrants to purchase common shares	18,478,000	9,348,000
Stock options issued under the 2006 incentive stock plan	5,458,000	2,407,000
Convertible Debentures	12,751,000	5,669,000
Total	36,687,000	17,424,000

NOTE 7 – PROPERTY AND EQUIPMENT

	2007	2006

Machinery and Equipment	$2,645,000	$2,561,000
Computers	184,000	124,000
Software	711,000	413,000
Vehicles	12,000	12,000
Furniture and fixtures	183,000	176,000
Leasehold improvements	74,000	54,000
	3,809,000	3,340,000

Less: accumulated depreciation	(1,168,000)	(673,000)
Total Property & Equipment	$2,641,000	$2,667,000

NOTE 8 - LINES OF CREDIT

Line of Credit June 1, 2007

On June 1, 2007 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning July 1, 2007 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of December 31, 2007 and December 31, 2006. The revolving line of credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

•
maintain a debt-to-net worth ratio of not greater than 2:1. This ratio is calculated by dividing total liabilities by net worth (total stockholders' equity). Net worth is to include the subordinated debt in the form of debt owed YA Global and likewise is to be excluded from total liabilities.

•	maintain a current ratio of not less than 1.1:1. This ratio is to be calculated by dividing total current assets by total current liabilities.

•
maintain a debt coverage ratio of not less than 1.25:1. This ratio is to be calculated by dividing earnings before interest, depreciation, and taxes by all principal and interest payments for the period.

At December 31, 2007, the Company was in default due to failure to maintain a debt coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into a forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the Company maintained the debt-to-net-worth ratio and current ratio as provided for in the loan agreement. As of December 31, 2007, the debt-to-net-worth and the current ratio are no longer in compliance with the loan agreement. The balance outstanding on the note at December 31, 2007 and December 31, 2006 was $400,000 and $400,000, respectively. The lending institution and TXP entered into a forbearance agreement on November 13, 2007 which waived non-compliance of the current ratio covenant so long as the Company maintains the debt-to-net-worth ratio. On March 31, 2008 the lending institution and TXP entered into another forbearance agreement which waived non-compliance to the debt-coverage ratio.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second loan agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior loan agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. On August 14, 2007, the line of credit was amended to increase the Line from $3,000,000 to $3,500,000. The loan accrues interest at the Wall Street Journal Prime Rate or 8% per annum, whichever is higher. All principal and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the loan agreement are secured by a pledge of marketable securities by an investor of the Company (as more fully discussed in NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants” In addition, the Company's obligations under the loan agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of December 31, 2007 and December 31, 2006, the balance outstanding on the line of credit was $2,900,000 and $1,000,000, respectively.

On February 25, 2008, the Company consummated a fourth Loan Agreement (the “Loan Agreement”) dated as of February 14, 2008 with FBCC which renews and supersedes the prior Loan Agreement dated as of August 14, 2007 and increased the Company’s line of credit from $3,500,000 to $5,100,000 (the “Loan”) to be used by the Company for working capital and general corporate purposes. The entire Loan bears interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest, is due on January 16, 2009. The Company’s obligations under the Loan Agreement are secured by a pledge of an aggregate of $6,375,000 in Collateral by the Investor, James Von Ehr, II. In addition, the Company’s obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 4,000,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer.

NOTE 9 - NOTES PAYABLE

On March 15, 2004, TXP entered into a standard bank loan agreement for $45,000 to purchase equipment and issued a promissory note to evidence such loan. The note has a three-year term with a variable interest rate of prime plus 2%. The note is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 4). Monthly payments of $1,400 began May 15, 2004. The loan was repaid in full during the second quarter of 2007. The balance outstanding on the note at December 31, 2006 was $5,000.

In December 2003, TXP entered into a standard bank loan agreement for $350,000 to purchase equipment. The note has a three-year term with a 6.5% interest rate and is secured by accounts receivable and equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 4). Monthly payments for this note are $11,000 and began February 18, 2004. The loan was repaid in full in the first quarter of 2007. The balance outstanding on the note at December 31, 2006 was $10,000.

In May of 2006, TXP entered into a loan agreement with the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, for $150,000 (See Note 4). The note has a one year term with a 10% interest rate and is unsecured. Principal and interest are contractually due at maturity. The Company repaid $37,500 of principal in 2006. The loan was repaid in full during the second quarter of 2007. The balance outstanding on the note December 31, 2006 was $112,500.

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company's Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at December 31, 2007 and December 31, 2006 was $144,000 and $288,000, respectively.

NOTE 10 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at December 31, 2007 and December 31, 2006 was $10,000 and $33,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at December 31, 2007 and December 31, 2006 was $12,000 and $20,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at December 31, 2007 and December 31, 2006 was $10,000 and $25,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at December 31, 2007 was $41,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-six month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at December 31, 2007 was $41,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In April of 2007, TXP entered into a standard lease agreement for $31,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $1,000 and began in April of 2007. The balance outstanding at December 31, 2007 was $25,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In July of 2007, TXP entered into a standard lease agreement for $65,000 to lease certain equipment. The lease has a twenty-four month term and is secured by the equipment. Monthly lease payments are $3,000 and began in July of 2007. The balance outstanding at December 31, 2007 was $51,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

   In August of 2007, TXP entered into a standard lease agreement for $100,000 to lease certain software. The lease has a sixty month term and is secured by the software. Monthly lease payments are $2,000 and began in September of 2007. The balance outstanding at December 31, 2007 was $95,000. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Year	Amount

01/01/08 - 12/31/2008	$161,000
01/01/09 - 12/31/2009	111,000
01/01/10 - 12/31/2010	40,000
01/01/10 - 12/31/2011	28,000
01/01/10 - 12/31/2012	19,000
Total Minimum Lease Payments	359,000

Less amounts representing interest	(74,000)
Present Value of Minimum Lease Payments	$285,000

NOTE 11 - STANDBY EQUITY DISTRIBUTION AGREEMENT

In August 2004, TXP entered into a Standby Equity Distribution Agreement. Under this agreement, TXP may issue and sell common stock to YA Global Investments, L.P. for a total purchase price of up to $15.0 million. Subject to certain conditions, TXP will be entitled to commence drawing down on the Standby Equity Distribution Agreement when common stock issued under the Standby Equity Distribution Agreement is registered with the SEC and TXP is within the commitment period as defined under the terms of the agreement. The commitment period is the period commencing on the earlier to occur of the effective date (which is the date on which the SEC first declares effective a registration statement registering the resale of the common stock under the Standby Equity Distribution Agreement), or such earlier date as TXP and YA Global may mutually agree in writing, and expiring on the earliest to occur of the date on which the YA Global shall have made payment of advances pursuant to the agreement in the aggregate amount of $15,000,000, or the date occurring 24 months after the effective date.

The purchase price for the shares will be equal to 100% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. A cash fee equal to 5% of the cash proceeds of the draw down is also payable at the time of funding. To date, TXP has not drawn down on the Standby Equity Distribution Agreement.

TXP is currently unable to register the shares of common stock issuable to YA Global under the Standby Equity Distribution Agreement because the terms of the agreement are not consistent with the SEC's guidance regarding the terms of equity line financings that may be registered. TXP and YA Global have not taken any steps to date to revise the standby equity distribution agreement, or any other applicable transaction documents in connection with the equity line, so that the resale of the shares issuable under the equity line may be registered with the SEC in accordance with such guidance.

In conjunction with the Standby Equity Distribution Agreement, TXP issued a $400,000 compensation debenture to YA Global. In June of 2006, the Company issued 1,700,000 shares of common stock in the exchange for full settlement of this $400,000 compensation debenture and another $240,000 convertible debenture that was issued to YA Global by YTXP (f/k/a Stock Market Solutions Inc) for a separate standby equity distribution agreement that was terminated prior to the merger in April of 2006. The combined carrying value of both debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value of the stock was $850,000 on the date of settlement. The Company realized a $165,000 loss on early extinguishment of debt as a result of the settlement. At the time of issuance, the $400,000 debenture was recorded as a liability and as a deferred offering cost on the balance sheet of the Company. This cost and other costs consisting of related legal, and accounting were charged to expense on April 28, 2006 upon consummation of the merger and recapitalization (See Note 2) when the Company became subject to SAB Topic 5A. SAB TOPIC 5A considers significant delays in offerings to be aborted and that the offering costs should be expensed.

NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES

August 2004 Secured Convertible Debt

In August of 2004, Texas Prototypes, Inc. entered into securities purchase agreements with YA Global and Mobilepro Corp. for the sale of a secured convertible debenture in the principal amount of $1,400,000 ($700,000 to each), bearing interest at 5%. The terms of this debenture require the Company to obtain prior written consent from the holder, YA Global, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. The debentures are secured by a second priority security interest in all of the Company's goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper In the event of default, YA Global may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, YA Global shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into the name of the secured party or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by YA Global; provided however, that YA Global security interest is second in priority behind First Bank of Canyon Creek. These convertible debentures have a term of three years and are convertible at the holder's option. If the convertible debentures have not been converted on the third anniversary they will be automatically converted into common stock of TXP. Interest is due at maturity or conversion in cash or common stock at the holder's option. If the holder elects the interest to be paid in common stock it will be valued based upon the closing bid price of the Company's stock at time paid. At any time TXP may elect to redeem all or any portion of the convertible debentures at the price of 120% of the amount redeemed plus accrued interest. If TXP uses this option, it must then issue the holder of the debenture 50,000 warrants for every $100,000 redeemed. The warrants will have a two-year term and will be exercisable at the fixed price of $.157 per share. The convertible debentures were assumed by TXP Corporation upon completion of the merger in April of 2006.

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

In the second quarter of 2006, upon completion of the merger and assumption of all liabilities of Texas Prototypes, Inc., including the secured debentures, the contingencies related to the future event of TXP common stock being quoted and traded on either the over-the-counter bulletin board, NASDAQ small cap market or American Stock Exchange was resolved. The conversion option, the option to convert at an amount equal to 80% of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date, was then deemed to be financial derivatives under SFAS 133 and EITF 00-19. Specifically, the variable conversion pricing aspects of the convertible debenture as discussed above were analyzed under paragraph 12 SFAS 133 and determined to be an embedded derivative that should be separated from the host contract since all of the following criteria were met:

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

In June of 2006, the Company issued 923,657 shares of common stock to YA Global in conversion of $145,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

In October of 2006, the Company issued 2,324,841 shares of common stock to YA Global in conversion of $365,000 of this convertible debenture. The conversion price was equal to $0.157 per share in accordance with the debenture agreement.

In March of 2007, the Company issued 6,730,032 shares of common stock in full conversion of this convertible debenture and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement dated June 5, 2006 with YA Global providing for the sale by the Company to YA Global of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009. The terms of this debenture require the Company to obtain prior written consent from the holder, YA Global, so long as any of the principal or interest on this debenture remains unpaid and unconverted before issuing or selling any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, or issuing or selling any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, or file any registration statement on Form S-8 for more than 10,000,000 shares of common stock. Additionally, the terms of this debenture provide the holder, YA Global, with a right of first refusal on capital raises by the Company. Specifically, for a period if 18 months after the closing date, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the holder such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  YA Global shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer. The debenture is secured by a second priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, and chattel paper. In the event of default, YA Global may cause the obligation to become immediately due and payable. In addition, upon the occurrence of an event of default, YA Global shall: (i) be entitled to receive all distributions with respect to the pledged property, (ii) to cause the pledged property to be transferred into its name or its nominee, (iii) to dispose of the pledged property, and (iv) to realize upon any and all rights in the pledged property then held by YA Global; provided however, that YA Global’s security interest is second in priority behind First Bank of Canyon Creek.

The Company also issued to YA Global warrants to purchase 1,850,000 and 1,850,000 shares of common stock at a price equal to $0.50 and $0.70 per share, respectively. The warrants expire five years from the date of issuance. YA Global may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event YA Global exercises the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to securities purchase agreement. There can be no assurance to how many, if any, of these warrants will be exercised. The exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholders' position.

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

In addition, on June 5, 2006 the Company issued to YA Global an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to YA Global on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The Company reviewed EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EIFT 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The Company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. On October 11, 2006, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

On October 11, 2006, the Company exercised its right to redeem both debentures issued on June 5, 2006. The Company paid YA Global $1,392,000 which was calculated by multiplying the principal balance of both debentures by 120% plus the accrued interest on the debentures. The combined carrying value of both debentures amounted to $1,088,000. The Company recorded a $304,000 loss in the consolidated statements of operations on extinguishment of debt related to the redemption in October of 2006.

YA Global Registration Rights Agreement

In connection with all of the above secured convertible debentures and warrants issued to YA Global prior to the year 2007, the Company entered into registration rights agreements providing for the filing of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to file the registration statement no later than 45 days from the date of closing and to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the registration statement is not declared effective within 120 days of filing, it is required that the Company pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of the Company's common stock equal to 2% of the liquidated value of the debentures. The Company obtained a waiver from YA Global waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon conversion of the debentures and exercise of the warrants

July 2006 Warrants

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

In addition, the Company shall prepare and file with the SEC a registration statement on Form SB-2 covering the resale of all of the warrant shares no later than 45 days from closing. The Company shall use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early third quarter of 2006 (See Note7).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at December 31, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at December 31, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

October 2006 Securities Purchase Agreement

On October 11, 2006, TXP entered into a securities purchase agreement with a qualified institutional buyer pursuant to which the Company sold an aggregate of $1,500,000 in shares of the Company's common stock, par value $.001 per share, at a per share purchase price of $.32, together with five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $0.50 per share and five year warrants to purchase 2,343,750 shares of common stock at an exercise price equal to $1.00 per share The entire purchase price of the shares and the warrants was used by the Company to redeem its principal amount $550,000 and $577,000 10% secured convertible debentures issued to YA Global in June 2005 and June 2006, respectively, each at a 20% premium, for a total redemption price of approximately $1,392,000.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at December 31, 2007 and determined that there were no events that occurred during the period that required contract reclassification.

March 2007 Securities Purchase Agreement

On March 30, 2007, TXP consummated a securities purchase agreement with YA Global providing for the sale by the Company to YA Global of its 6% secured convertible notes in the aggregate principal amount of $5,000,000. Under the purchase agreement, the Company also issued to YA Global five-year warrants to purchase (i) 1,500,000 shares of common stock at a price equal to $0.60 per share; (ii) 1,000,000 shares of common stock at a price equal to $0.75 per share; (iii) 750,000 shares of common stock at a price equal to $0.85 per share; and 600,000 shares of common stock at a price equal to $1.00 per share

The notes mature on the third anniversary of the date of issuance and bear interest at a rate equal to 6% per annum. Beginning 12 months after the date of issuance, the Company shall make monthly payments of interest, and beginning 18 months after the date of issuance, the Company shall make monthly payments of interest plus principal payments in the amount of $100,000; provided however, that YA Global has the option to deliver a written notice to the Company within 2 days prior to the scheduled payment date electing to have all or any portion of scheduled payment deferred to the maturity date. Any amount deferred to the maturity date shall continue to accrue interest through the maturity date.

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

The securities purchase agreement places certain restrictions on the issuance of capital stock by the company. Specifically, so long as any convertible notes are outstanding, the Company shall not, without the prior written consent of YA Global (i) issue or sell shares of common stock or preferred stock without consideration or for a consideration per share less than the bid price of the common stock determined immediately prior to its issuance, (ii) issue any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration less than such common stock's bid price determined immediately prior to it's issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8, except in connection with common stock.

The securities purchase agreement provides YA Global with rights of first refusal. From the date of the first closing until 24 months thereafter, if the Company intends to raise additional capital by the issuance or sale of capital stock of the Company, including without limitation shares of any class of common stock, any class of preferred stock, options, warrants or any other securities convertible or exercisable into shares of common stock (whether the offering is conducted by the Company, underwriter, placement agent or any third party) the Company shall be obligated to offer to the YA Global such issuance or sale of capital stock, by providing in writing the principal amount of capital it intends to raise and outline of the material terms of such capital raise, prior to the offering such issuance or sale of capital stock  to any third parties including, but not limited to, current or former officers or directors, current or former shareholders and/or investors of the obligor, underwriters, brokers, agents or other third parties.  YA Global shall have 10 business days from receipt of such notice of the sale or issuance of capital stock to accept or reject all or a portion of such capital raising offer.

In connection with the purchase agreement, the Company also entered into a registration rights agreement providing for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of YA Global. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of its obligations under the registration rights agreement, including its agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 90 days of filing, it is required pay to YA Global, as liquidated damages for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, the Company shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by the Company, if any, shall be 15% of the aggregate purchase price paid by YA Global pursuant to the purchase agreement.

On December 13, 2007, we and YA Global entered into amendment no. 1 to the securities purchase agreement pursuant to which the second closing of $1,000,000 was revised from the date on which we file the registration statement to December 13, 2007. Accordingly, on December 13, 2007 we and YA Global completed the second closing in which we received gross proceeds in the amount of $1,000,000 and we issued to YA Global a note in the principal amount of $1,000,000. In addition, we issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the notes.

Moreover, on December 13, 2007 we and YA Global entered into amendment number 1 to the registration rights agreement pursuant to which the scheduled filing date was revised to 180 calendar days from the second closing date of December 13, 2007.

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

On July 13, 2007, the Company and YA Global entered into an amendment to the notes pursuant to which the Company was granted 210 days after the closing date to raise at least $1,000,000 in additional equity capital. In exchange, the Company agreed that the notes will bear interest at a rate equal to 10% per annum beginning on July 29, 2007, which represents the 121st day from March 30, 2007, until such date as the additional equity capital is raised in full, at which such time the interest rate shall revert back to 6% per annum.

Due to the entry into the purchase agreement on September 6, 2007 as discussed below, the Company has satisfied the requirement set forth in the notes to raise at least $1,000,000 in additional equity capital between the closing date and the date that is 210 days after the closing date and accordingly, the conversion price will not be adjusted to $0.25; provided however , that the Company and YA Global mutually agreed that the interest rate of the notes will not revert back to 6%, but will be 8% per annum.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At December 31, 2007, the convertible debenture had balance of $1,131,000 net $2,869,000 of unamortized discount. The effective interest rate on the debenture is 11.8% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

On December 13, 2007, we and YA Global entered into amendment no. 1 to the securities purchase agreement pursuant to which the second closing of $1,000,000 was revised from the date on which we file the registration statement to December 13, 2007. Accordingly, on December 13, 2007 we and YA Global completed the second closing in which we received gross proceeds in the amount of $1,000,000 and we issued to YA Global a note in the principal amount of $1,000,000. In addition, we issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the notes. At December 31, 2007, the convertible debenture had balance of $499,000 net $501,000 of unamortized discount. The effective interest rate on the debenture is 11.2% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

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

In addition, the purchase agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines (together, a “Non-Registration Event ”), it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a Non-Registration Event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.

December 2007 Agreement

On December 28, 2007, we entered into an Agreement with an accredited investor pursuant to which we will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on our behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, our Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of our common stock at a price equal to $0.40 per share.

As additional consideration of the investor’s agreement to pledge the Collateral to a Lender, on or prior to the Closing Date we will pay to the investor a one-time commitment fee through the issuance of 100,000 restricted shares of our common stock. In addition, we and the investor agreed to extend the permitted maturity dates of the Loans previously received by us from the Lender as set forth in the agreements entered into between us and the Investor on July 28, 2006 and October 12, 2006, from July 28, 2008 and October 12, 2007, respectively, to January 16, 2009.

Summary of Secured Convertible Notes

Presented below is summary of the secured convertible notes at December 31, 2007:

			Fair Value of
	Principal	Unamortized	Derivative	Accrued
Description:	Balance	Discount	Instrument	Interest
March 2007 Secured Convertible Note	$4,000,000	$2,869,000	$4,080,000	$224,000
December 2007 Secured Convertible Note	1,000,000	501,000	1,098,000	4,000

Total	$5,000,000	$3,370,000	$5,178,000	$228,000

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

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

	1 Million	$4 Million
	Note	Note
Expected volatility	99%	99%
Expected Term (years)	2.95	2.25
Risk-free interest rate	2.76%	2.76%
Expected dividend yield	0%	0%

Expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow the Company to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends.

Reclassification of derivative financial instruments

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At the end of the first quarter 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The warrants were re-valued and marked to market immediately prior to the reclassification. The total amount reclassified on March 30, 2007 from derivative financials instruments to additional paid in capital was $2,684,000. In accordance with EITF 00-19, the Company reassessed all of the contract classifications at the end of each balance sheet date and determined no reclassification was necessary as of December 31, 2007.

NOTE 13 - COMMON STOCK

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

In June of 2006, the Company issued an aggregate of 1,700,000 shares of its common stock to YA Global in consideration for the cancellation of the convertible debenture issued by the Company dated June 14, 2004 in the amount of $240,000 issued in connection with the Standby Equity Distribution Agreement dated June 14, 2004 and the cancellation of the convertible debenture issued by TXP dated August 25, 2004 in the amount of $400,000 issued in connection with the Standby Equity Distribution Agreement dated August 25, 2004. The combined carrying value of the debentures amounted to $685,000 which included the fair value of an embedded conversion option and accrued interest. The fair market value the stock was $850,000 on the date of settlement. The Company realized a $165,000 loss on early extinguishment of debt as a result of the settlement.

In June of 2006, the Company issued 923,657 shares of common stock to YA Global in conversion of $145,000 of convertible debentures. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

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

In October of 2006, the Company issued 2,324,841 shares of common stock to YA Global in conversion of $365,000 of convertible debentures. The conversion price was equal to $0.157 per share in accordance with debenture agreement.

In November of 2006, the Company issued 4,687,500 shares of common stock for $1,500,000 to an investor in a private placement pursuant to a securities purchased agreement dated October 11, 2006.

In March of 2007, the Company issued 6,730,032 shares of common stock in full conversion of convertible debentures issued in August of 2004 and accrued interest. The conversion price was equal to $0.157 per share in accordance with debenture agreement. (See Note 12).

In March of 2007, the Company issued 195,122 shares of common stock which were related to fees paid to YA Global in conjunction with the securities purchase agreement consummated on March 30, 2007 between the company and YA Global. (See Note 12).

In April of 2007, the Company issued 1,404,870 shares of common stock to certain employees who were hired as of October 2, 2006, none of whom were officers or directors. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007.

In May of 2007, the Company issued 125,000 share of common stock to an accredited investor to settle a commitment fee (See Note 12).

In September 2007, the Company issued 4,000,000 shares of common stock to a strategic investor/qualified institutional buyer for $1,000,000 in a private placement pursuant to a securities purchase agreement dated September 6, 2007.

In December of 2007, the Company issued 48,781 shares of common stock to YA Global (formerly known as Cornell Capital) in conjunction with amendment no. 1 of the securities purchase agreement consummated on March 30, 2007 between the company and YA Global. (See Note 12).

NOTE 14 - COMMITMENTS

TXP executed a new lease with its landlord in December 2004. The new lease began March 15, 2005 and will last for five years. The Company's lease was amended effective November 15, 2006 to include approximately 16,500 additional square feet. On February 21, 2007 an additional amendment was made to the schedule of annual rent and monthly installments. The incremental monthly lease payment is approximately $8,000 per month for the term of the lease. The lease required a deposit in the amount of $13,000. The annual rent payments increase each year as outlined below:

Year	Amount
01/01/08 - 12/31/08	327,000
01/01/09 - 12/31/09	336,000
01/01/10 - 12/31/10	71,000
Total	$734,000

Rent expense for the twelve months ended December 31, 2007 and 2006 amounted to $317,000 and $198,000, respectively.

NOTE 15 - MAJOR CUSTOMERS

During the year ending December 31, 2007 and 2006, TXP had sales to five customers which amounted to 56% and 57% of net sales, respectively. Tellabs Inc and AMX Corporation accounted for 30% and 12% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007. AMX Corporation, Flextronics and Essex Corporation accounted for 17%, 16%, and 11% of net sales in 2006, respectively, while no other customer accounted for more than 10% of net sales for 2006.

NOTE 16 – INCOME TAXES

The provision for federal income tax consists of the following for the years ended December 31:

	2007	2006
Current provision (benefit)	$-	$-
Deferred provision (benefit)	-	-
	$-	$-

The deferred tax asset and liability comprised the following at December 31:

	2007	2006
Deferred tax asset:

Net operating loss carry-forward	$1,350,000	$340,000
Derivative financial instrument	158,000	405,000
Stock compensation	95,000	44,000
Gross deferred tax asset	1,603,000	789,000
Valuation allowance	(1,603,000)	(789,000)
Net deferred tax asset	$-	$-

Deferred tax liability:

Depreciation	$(48,000)	$(48,000)
Gross deferred tax liability	(48,000)	(48,000)
Net deferred tax liability	$(48,000)	$(48,000)

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

	2007	2006
Provision (benefit) for income taxes at U.S. statutory rate	15%	15%
Other, net	(-15%)	(-15%)
Income tax provision (benefit)	0%	0%

TXP had taxable losses of approximately $6,743,000 and $1,512,000 for the years ended 12/31/2007 and 12/31/2006 respectively.

NOTE 17 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. As of December 31, 2007, 5,458,270 stock options and 1,662,076 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $635,000 of stock compensation expense in SGA in the statement of operations for year ended December 31, 2007.

In the fourth quarter of 2006, the Company agreed to issue a combined 1,404,870 free-trading shares on April 2, 2007 to certain employees who were hired as of October 2, 2006. The agreement between the Company and employees provided that the stock would vest 50% on January 1, 2007 with the remaining 50% vesting daily through April 2, 2007. In accordance with the agreement, 1,404,870 shares of common stock were issued to these employees in April of 2007.

NOTE 18 - NONMONETARY EXCHANGE TRANSACTION

In December of 2006, TXP completed a reciprocal exchange transaction with Siemens Networks GmbH Co. KG pursuant to a Transfer and License Agreement executed by both TXP and Siemens. TXP received the following as a result of the exchange:

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

The exchange transaction was accounted for as a non-monetary exchange as provided for under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets”, an amendment of APB Opinion No. 29. Thus, the cost of the non-monetary assets acquired by TXP in the exchange was recorded at the fair value of the services provided to obtain it. The fair value of the development services was calculated as the four months of personnel costs TXP would pay its development team which amounted to approximately $1,329,000. Therefore, the assets acquired were recorded at approximately $1,329,000. In addition, TXP recognized $997,000 in design and development services revenue as of December 31, 2006 and recognized the remaining $332,000 in deferred revenue as of December 31, 2006 in the first quarter of 2007. TXP recognizes design and development services revenue using the percentage-of-completion method of accounting, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized primarily based on costs incurred to date compared with total estimated contract costs. Generally, the Company's design services costs consist of engineering labor costs.

NOTE 19 - SUBSEQUENT EVENTS

February 2008 Fourth Loan Agreement

As disclosed elsewhere in this annual report, on December 28, 2007 the Company entered into an Agreement with an accredited investor pursuant to which we will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on behalf of the Company in favor of First Bank of Canyon Creek (“FBCC”), or such other lending or financing institution as may be agreed upon between the parties, as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer, in an amount equal to the initial amount pledged by the Investor at a per share price equal to $0.50. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.40 per share.

On February 25, 2008, the Company consummated a fourth Loan Agreement (the “Loan Agreement”) dated as of February 14, 2008 with FBCC which renews and supersedes the prior Loan Agreement dated as of August 14, 2007 and increased the Company’s line of credit from $3,500,000 to $5,100,000 (the “Loan”) to be used by the Company for working capital and general corporate purposes. The entire Loan pays interest at a rate of 8.00% per annum and all principal, and accrued and unpaid interest is due on January 16, 2009. The Company’s obligations under the Loan Agreement are secured by a pledge of an aggregate of $6,375,000 in Collateral by the Investor. In addition, the Company’s obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 4,000,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer.

On March 26, 2008 an amendment to our 2006 Stock Incentive Plan which was adopted by our board of directors for the sole purpose of increasing the number of authorized shares of our common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares.

Manufacturer’s Representative Agreement

On February 6, 2008, the Company entered into a non-exclusive and non-assignable Manufacturer’s Representative Agreement with Marsh Technologies, Inc., an entity partially owned and controlled by Michael Shores, the Company’s President and Chief Executive Officer, pursuant to which the Company engaged Marsh as an independent sales representative for the sale of the Company’s products and/or services. In exchange for such services, the Company will pay to Marsh, in cash or in restricted shares of common stock, commissions equal to (i) 1% of ONT sales, (ii) 3% of prototyping and engineering services sales, and (iii) 4% on retrofit kit sales.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 3, 2006, LBB & Associates, Ltd., LLP (f/k/a Lopez, Blevins, Bork and Associates, LLP) was terminated by us as the auditors for our company. On January 3, 2006, we engaged Payne, Smith and Jones, P.C., as our independent registered public accountant. Our decision to engage Payne, Smith and Jones, P.C. was approved by our board of directors on January 3, 2006.

The reports of LBB & Associates, Ltd., LLP on our financial statements for the fiscal years ending December 31, 2004 and 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ending December 31, 2004 and 2003 and the subsequent interim period through the date of termination, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During our fiscal years ending December 31, 2004 and 2003 and the subsequent interim period through the date of termination, there were no disagreements with LBB & Associates, Ltd., LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of LBB & Associates, Ltd., LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with Payne, Smith and Jones, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Payne, Smith and Jones, P.C. that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

On May 22, 2006, Salberg & Company, P.A., the independent registered public accounting firm of Stock Market Solutions, Inc. prior to the merger transaction with Texas Prototypes, Inc. was terminated by us as the auditors upon the completion of the Stock Market Solutions, Inc. filing of the March 31, 2006 Form 10-QSB on May 22, 2006. On April 28, 2006, Payne, Smith and Jones, P.C. was engaged as our independent registered public accountant for our surviving company. Our decision to engage Payne, Smith and Jones, P.C. was approved by our Board of Directors on April 28, 2006.

The reports of Salberg & Company, P.A. on the financial statements for Stock Market Solutions for the fiscal years ending December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that that there was an explanatory paragraph describing conditions regarding Stock Market Solutions, Inc ability to continue as a going concern.

During the fiscal years of Stock Market Solutions ending December 31, 2005 and 2004 and the subsequent interim period through the date of termination, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal years of Stock Market Solutions ending December 31, 2005 and 2004 and the subsequent interim period through the date of termination, there were no disagreements with Salberg & Company, P.A. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Salberg & Company, P.A., would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with Payne, Smith and Jones, P.C. regarding the application of accounting principles to a specific transaction, both completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Payne, Smith and Jones, P.C. that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of TXP Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Michael Shores	/s/ R. Christopher Ryan
Michael Shores Chief Executive Officer	R. Christopher Ryan Chief Financial Officer

Item 8B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act.

Executive Officer and Directors

          Our current directors and executive officers are as follows:

Name	Age	Position
Michael C. Shores	41	President, Chief Executive Officer and Chairman of the Board of Directors

R. Christopher Ryan	49	Chief Financial Officer

Eric Miscoll	45	Vice President

Theodore Dubbs	46	Director

Pasquale M. LaVecchia	41	Director

William L. Martin III	60	Director

David P. McNeil	40	Director

Michael C. Shores is our President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shores was the President and Chief Executive Officer of Texas Prototypes, Inc. and was sole director and was serving in those capacities since Texas Prototypes, Inc. was established in March 2002. Prior to launching Texas Prototypes, Inc., Mr. Shores worked at Flextronics International, Ltd., a provider of electronics manufacturing services to original equipment manufacturers, from 1997 through 2002 in a variety of capacities, most recently as Business Development Manager helping launch Flextronics Photonics division. Mr. Shores also worked as an Account Manager for the Flextronics Design Center in their New Product Introduction Center area. Mr. Shores is a member of the Optics & Photonics Steering Committee and the International Society for Optical Engineering, Advisory Board Member of the Korean Photonics Technology Institute, the Richardson Technology Business Council and the Metroplex Business Council. Mr. Shores received a Bachelor of Arts in Business from The University of Arkansas in 1990.

R. Christopher Ryan was appointed as our Chief Financial Officer on August 16, 2007. His career spans over twenty years and encompasses a broad scope of financial expertise that includes building and implementing business and accounting systems, arranging financings, profit forecasting, budgeting, M&A activities and supervision of business units in the telecom sector. From to 2006 to 2007, Mr. Ryan was a financial executive at Tellabs, a company which is engaged in the business of the design, development, deployment, and support of telecommunications networking products worldwide, where he led the financial operations of the broadband products division and was responsible for managing revenue recognition, revenue and profit forecasting, budgeting and expense controls. From 2004 to 2006, Mr. Ryan was chief financial officer of Chiaro Networks, Inc., a developer of infrastructure-class IP routing platforms, where he performed financial, human resource and legal functions in the US, Israel and other sales offices throughout the world. From 2000 to 2004, he served as chief financial officer at Xtera Communications, a company which is engaged in the business of supplying optical transport solutions, where he led an asset purchase for Metro-Optix, Inc. and completed a reverse triangular merger with Cheetah Optics. At Xtera, he was also responsible for financial, human resource, legal and public relations functions. From 1987 to 2000, Mr. Ryan held key positions in various divisions of Alcatel, a company which is engaged in the business of providing enterprises and governments with voice, data, and video communication equipment and services. Mr. Ryan held a wide range of positions during his tenure at Alcatel including plant controller in the fiber optic cable division at Alcatel Cable Systems and vice president of finance in the transmission products division of Alcatel USA. Mr. Ryan earned a Bachelor of Science degree in Business Administration from Francis Marion College in Florence, South Carolina in 1983 and an MBA from Wake Forest University in Winston-Salem, North Carolina in 1986.

Eric Miscoll is Vice President is a Vice President of TXP, a position that he has held since June of 2006. Mr. Miscoll has a comprehensive understanding of outsourced electronics manufacturing based on 8 years of experience with the industry. From 2000 to 2006, Mr. Miscoll was Chief Operating Officer of Technology Forecasters, Inc. a strategic consulting firm focused solely on the outsourced electronics manufacturing industry. Previous experience includes operations management with Bank of America from 1983 to 1987, organizational development with NASA from 1994 to 1996, and psychological services with the U.S. Department of Justice from 1990 to 1993. He received a B.A. in English from St. Mary's College in 1983, an MA in Counseling Psychology from Santa Clara University in 1990, and a PhD in Organizational Psychology from the California School of Professional Psychology in 1997.

Theodore Dubbs was appointed to our Board of Directors on December 19, 2006. Since 1997 Mr. Dubbs has served at Foxconn Electronics, Inc. as Vice President of Business Development and as Vice President of Sales driving Foxconn's business penetration in the communications and networking sectors. Mr. Dubbs led the strategic effort to bring up several new businesses in Foxconn such as Networking Enclosure Technology Business Unit, Backplane Products Group, Optical Integration Business Unit and the Network Communications Systems Business Group related to design, manufacturing, and fulfillment of customer products. Prior to 1997, Mr. Dubbs also held senior positions, including regional management, marketing management, and product management roles with companies such as Tyco Electronics, ITT Corporation, and FCI. Mr. Dubbs graduated from Bradley University with a Bachelor of Science degree in Operations Management, Information Systems in 1983.

Pasquale M. LaVecchia was appointed to our board of directors on July 3, 2007. He is the Managing Partner of LaVecchia Capital LLC and has over 19 years of experience on Wall Street. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets including IPOs, secondary’s, high yield and corporate debt offerings, private company raises and PIPEs. In terms of equity capital markets, he has raised over $15.0 billion in public offerings, private equity transactions and PIPE transactions involving a multitude of industries including the telecommunications, technology, media, financial services, healthcare/life sciences, business services, general industrial, consumer and internet sectors. Mr. LaVecchia has also played the leading role in numerous mergers, acquisitions, debt private placements and high yield transactions. From 2005 to the present, Mr. LaVecchia has served on the board of directors of HAPC, Inc. (OTCBB: HAPN) as well as serving on a non profit board. From 2005 to 2007, Mr. LaVecchia served as a Managing Director and Head of Capital Markets at FTN Midwest, where he was responsible for a number of equity and debt capital markets transactions. He also served as Managing Director and head of the Private Equity Placement Group at Bear, Stearns & Company from 1994 to 1997, Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (CSFB) from 1997 to 2000, as well as Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc. from 2001 to 2003. In addition, from 2000 until 2001 Mr. LaVecchia was a venture capitalist and Senior Managing Director at Hawk Holdings, LLC, an investment and holding company that was a joint venture between Qwest Communications and Baxter Investments. Mr. LaVecchia received his MBA from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning in 1991. He received his BA, magna cum laude, from Clark University, where he was elected to Phi Beta Kappa in 1988.

William L. Martin III was appointed to our board of directors on July 3, 2007. He brings over 35 years of executive experience in the telecom industry.  From 1999 to 2006, Mr. Martin served as Chief Executive Officer of White Rock Networks, a company he founded.  White Rock Networks provided optical transport systems to North American carriers for their metro-area networks and was acquired by Turin Networks in October 2006.  From 2004 to the present, Mr. Martin has served on the board of directors for Lightwaves Systems, and from 1996 to 2000 he served on the boards of Efficient Networks (EFNT), and from 2000 to 2002 he served on the board of Adaptive Broadband (ADAP), and from 2000 to 2004 he served on the board of Quarry Technologies. From 1994 to 1999, Mr. Martin served as President of the Business Broadband Group at ADC Telecommunications, Inc., which provided a broad array of transport and access products to carriers worldwide.  From 1989 to 1994, Mr. Martin held the Marketing and Sales leadership positions at Ascom/Timeplex, a provider of wide area network equipment to enterprises worldwide. Mr. Martin received an MBA from Harvard Business School in 1972, as well as a BS and MS from Caltech in 1969 and 1970, respectively.

David P. McNeil. was appointed to our board of directors on October 23, 2007. From 1997 to the present, Mr. McNeil has served as the Vice President, Executive Vice President, and most recently President of Shafer Property Company, a commercial real estate development firm based in Dallas, Texas, where he has been responsible for site selection, acquisitions, feasibility, capitalization and construction of numerous commercial real estate projects primarily located in Texas, Arkansas and Colorado. In addition, while at Shafer Property Company, Mr. McNeil arranged for traditional debt financings as well as private equity investments for projects. From 1991 to 1996, Mr. McNeil served as the sales and leasing representative of the real estate department of Wal-Mart Stores, Inc., where he disposed of excess and non-performing real estate assets. Mr. McNeil received a Bachelor of Arts degree in Finance from the University of Arkansas in 1990.

Board Committees

Our board of directors has established the following two committees:

•	audit; and
•	compensation.

The proposed membership and the function of each committee are described below.  During 2007, the board held one meeting and took action by written consent in lieu of meeting eight times. The audit and compensation committees held no meetings as they were formed in October 2007. Each director attended at least 100% of the aggregate number of board meetings.  It is the board’s policy that directors are expected to attend our annual meeting of shareholders.

Audit Committee

The audit committee will assist the board with the oversight of the integrity of our financial statements and internal controls, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and the independent auditors.  More specifically, under its charter, the audit committee, among other things:

•	will be solely responsible for the appointment, compensation and oversight of the work of our independent auditors;
•	will pre-approve all audit and non-audit services to be performed by the independent auditors;
•	will engage in dialogue with the independent auditors with respect to relationships or services that may impact the objectivity and independence of the independent auditors;
•	will review and discuss with management and the independent auditors our annual and quarterly financial statements;
•
will review, with management, the independent auditors and our chief financial officer, the adequacy and effectiveness of, and any significant changes in, our internal controls, and our accounting policies, procedures or practices; and

•	will review the status of compliance with laws, regulations and internal procedures, contingent liabilities and risks that may be material to us.

The audit committee consists of Messrs. Pasquale M. LaVecchia (chairman) and David P. McNeil.  The board has determined that each of the members of the audit committee is “independent” within the meaning of the applicable rules of the SEC.  The board has determined that Pasquale M. LaVecchia is an “audit committee financial expert” as defined under the applicable rules of the SEC.

Compensation Committee

The compensation committee will establish our philosophy and policies regarding executive and director compensation, oversees the administration of our director and executive compensation programs, and will review the compensation of directors, executive officers and senior management.  More specifically, under its charter, the executive compensation committee, among other things:

•
based on the performance evaluation conducted by the nominating and governance committee, will set the compensation level of our Chief Executive Officer, set performance goals and approve awards for our Chief Executive Officer under incentive compensation plans;

•
will review and approve the individual elements of total compensation for our executive officers, other than our Chief Executive Officer, and review and approve revisions to our executive and senior management salary range structure and annual salary increase guidelines; and

•	will make recommendations to the board with respect to our incentive plans and other similar plans.

The compensation committee will consist of Messrs. David P. McNeil (chairman), Pasquale M. LaVecchia and Theodore Dubbs.  The board has determined that Messrs. David P. McNeil (chairman), Pasquale M. LaVecchia and Theodore Dubbs are “independent” within the applicable rules of the SEC.

Executive Sessions of the Board

At regularly scheduled board meetings, the board will generally conduct executive sessions of the board, which are discussions that involve only the non-management directors.  Because our Chairman is not an independent director, our lead independent director, David P. McNeil, will chair the executive sessions of the board.

Advisory Board

We do not currently have an advisory board.

Director Independence

We believe that of Messrs. Pasquale M. LaVecchia, David P. McNeil and Theodore Dubbs are considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Messrs. Dubbs, Miscoll and Martin each filed a Form 3 late. In addition, Messrs. Dubbs, Miscoll, LaVecchia, Martin, Bruce, and McNeil each filed a Form 4 late. Other than as set forth in this paragraph, to our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2007, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% shareholders were filed on a timely basis.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934, which is filed as an exhibit to this report. Our Code of Ethics applies to our chief executive officer and our senior financial officers.

Item 10.  Executive Compensation.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended December 31, 2007 whose salary and bonus exceeded $100,000 for the year ended December 31, 2007 or who, as of December 31, 2007, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

	All "compensation" listed in US Dollars
Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Michael Shores, President,	2006	$168,332	$-	$-	$-	$-	$-	$-	$168,332
CEO and Director	2007	$230,500	$47,380	$-	$-	$-	$-	$-	$277,880

Robert Bruce, Former CFO	2006	$146,096	$-	$-	$-	$-	$-	$-	$146,096
and Director (1) (2)	2007	$131,746	$-	$-	$-	$-	$-	$-	$131,746

Robert Christopher Ryan (3) (6)	2007	$60,577	$-	$6,700	$465,000	$-	$-	$-	$532,277

Eric Miscoll, Vice President	2006	$57,115	$-		$34,400	$-	$-	$-	$91,515
and Former Director (4) (5)	2007	$113,077	$-	$-	$18,400	$-	$-	$-	$131,477

(1) On July 3, 2007, Mr. Robert Bruce resigned as a director but remained as our Chief Financial Officer.

(2) On August 8, 2007, Mr. Robert Bruce resigned as our Chief Financial Officer to pursue other endeavors, effective as of August 16, 2007. There was no disagreement or dispute between Mr. Bruce and us which led to his resignation.

(3) On August 8, 2007 the Board of Directors appointed Mr. Robert Christopher Ryan as our Chief Financial Officer, effective as of August 16, 2007.

(4) On October 23, 2007, Mr. Eric Miscoll resigned as a director, but will remain as our Vice President. There was no disagreement or dispute between Mr. Miscoll and us which led to his resignation as a director.

(5) Mr. Miscoll was issued 133,334 stock options on September 5, 2006 and an additional 66,666 stock options on October 19, 2007 as compensation for services performed in his capacity of director. See NOTE 5 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

(6) Mr. Ryan was issued 1,686,160 options to purchase shares of common stock as compensation for services performed on our behalf in his capacity as Chief Financial Officer (CFO). See NOTE 5 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options. Additionally, on October 19, 2007 the TXP Board of Directors approved stock awards for Mr. Ryan of $5,000 for services performed as CFO and an additional 5,000 shares for services previously rendered as a consultant.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock under our 2006 Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2007.

	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Exercisable	Unexercisable	(#)	($)		(#)	($)	(#)	($)

Robert Christopher Ryan (1)		1,686,160		$0.34	19-Oct-2017

Eric Miscoll, Vice President and Former Director (2)	-	66,666		$0.34	19-Oct-2017

(1) Mr. Ryan was issued 1,686,160 options to purchase shares of common stock as compensation for services performed on our behalf in his capacity as Chief Financial Officer (CFO). See NOTE 5 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options. One-third of these options vest annually beginning on August 6, 2008 and ending on August 6, 2010.

(2) Mr. Miscoll was issued 66,666 stock options on October 19, 2007 as compensation for services performed in his capacity of director. See NOTE 5 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options. One-third of these options vest annually beginning on October 19, 2008 and ending on October 19, 2010.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Name	Fees earned or paid in cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Theodore Dubbs (1) (5)	$-	$-	$50,700	$-	$-	$-	$50,700

Pasquale LaVecchia (2) (5)	$-	$-	$61,300	$-	$-	$-	$61,300

William L. Martin (3) (5) (6)	$167,139	$-	$61,300	$-	$-	$-	$228,439

David McNeil (4) (5)	$-	$-	$54,700	$-	$-	$-	$54,700

(1) Represents options to purchase 200,000 shares of common stock issued to Theodore Dubbs on February 21, 2007 at an exercise price equal to $.30.

(2) Represents options to purchase 200,000 shares of common stock issued to Pat LaVecchia on July 3, 2007 at an exercise price equal to $.37.

(3) Represents options to purchase 200,000 shares of common stock issued to William Martin on July 3, 2007 at an exercise price equal to $.37.

(4) Represents options to purchase 200,000 shares of common stock issued to David McNeil on October 19, 2007 at an exercise price equal to $.34.

(5) See NOTE 5 - STOCK BASED COMPENSATION in the audited financial statements contained herein for a discussion of the assumptions related to the determination of the fair value of the stock options.

(6) Fees earned as a Consultant for TXP in 2007.

Stock Option Plan

On June 8, 2006, a majority of our shareholders approved the 2006 Stock Incentive Plan. The following description of the 2006 Stock Incentive Plan is only a summary of the important provisions of the 2006 Stock Incentive Plan and does not contain all of the terms and conditions of the 2006 Stock Incentive Plan.

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

Under the 2006 Stock Incentive Plan, options or common stock may be granted to key employees, officers, directors or consultants of our company. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan). The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the board of directors, in its discretion, at the time such option is granted. All options or grants, which include a vesting schedule, will vest in their entirety upon a change of control transaction as described in the 2006 Incentive Stock Plan. The board of directors, in its discretion, shall fix the expiration of each option, at the time such option is granted. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2006 Incentive Stock Plan or as determined by the board of directors, in its discretion, at the time such option is granted. The 2006 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by a majority vote of the board of directors.

On March 26, 2008, our board of directors adopted an amendment to our 2006 Stock Incentive Plan for the sole purpose of increasing the number of authorized shares of our common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares.

Employment Agreements

We have not entered into any employment agreements with any of our current executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2008 by:

•  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of  common stock;
•  each of our officers and directors; and
• all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership as of March 31, 2008 is based upon 116,584,428 shares of common stock outstanding.

Unless otherwise indicated, the address of each individual named below is our address located at 1299 Commerce Drive, Richardson, TX 75081.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned

Michael Shores (1)	79,983,533	68.6%
R. Christopher Ryan (2)	19,706	*
Eric Miscoll (3)	44,445	*
Theodore Dubbs (4)	100,000	*
Pasquale M. LaVecchia (5)	—	—
William L. Martin, III (5)	—	—
David McNeil (6)	464,490	*
YA Global Investments, L.P. (7)	10,309,437	8.8%
All Directors and Executive Officers as a group (7 persons)	80,612,174	69.1%

*Less than 1%

(1) Includes (i) 62,123,924 shares of common stock beneficially owned by Mr. Shores directly, and (ii) 17,859,609 shares of common stock beneficially owned by Mr. Shores indirectly through the Michael Shores Trust.

(2) Includes shares of common stock. Does not include options to purchase an aggregate of 1,686,160 shares of common stock at $0.34 per share, of which options to purchase (i) 562,053 shares of common stock vest on August 6, 2008; (ii) 562,053 shares of common stock vest on August 6, 2009; and (iii) 562,054 shares of common stock vest on August 6, 2010.

(3) Includes options to purchase 44,445 shares of common stock which vested on September 5, 2007. Does not include options to purchase (i) 44,445 shares of common stock at $0.30 per share vesting on September 5, 2008; (ii) 44,444 shares of common stock at $0.30 per share vesting on September 5, 2009; (iii) 22,222 shares of common stock at $0.34 per share vesting on October 19, 2008; (iv) 22,222 shares of common stock at $0.34 per share vesting on October 19, 2009; and (v) 22,222 shares of common stock at $0.34 per share vesting on October 19, 2010.

(4) Does not include options to purchase 100,000 shares of common stock at $0.30 per share which vest on February 21, 2009.

(5) Does not include options to purchase 200,000 shares of common stock at $0.37 per share, of which (i) 100,000 shares of common stock vest on July 3, 2008; and (ii) 100,000 shares of common stock vest on July 3, 2009.

(6) Includes shares of common stock. Does not include options to purchase 200,000 shares of common stock at $0.34 per share, of which (i) 100,000 shares of common stock vest on October 19, 2008; and (ii) 100,000 shares of common stock vest on October 19, 2009.

(7) All investment decisions of, and control of, YA Global Investments (f/k/a Cornell Capital Partners, L.P.) are held by its general partner, Yorkville Advisors, LLC. Mark Angelo, the managing member of Yorkville Advisors, makes the investment decisions on behalf of and controls Yorkville Advisors.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2006 and 2007, the following related party transactions occurred in addition to the transactions disclosed elsewhere in this prospectus.

In September 2004, we invested in TXP-Asia, which is located in Gwangju City, South Korea, by transferring $50,000 to a South Korean bank account. The investment was used to fund certain costs and expenses while TXP-Asia evaluates plans to co-locate within KOPTI (Korean Photonics Institute) and use its existing business model to penetrate the Asian Photonics market. The ownership of TXP-Asia is 100% owned by the majority shareholder of our company. The majority shareholder will contribute his ownership of TXP-Asia when he is legally allowed by South Korean law. During December 2005, TXP-Asia transferred $14,000 to the majority shareholder and effectively closed the South Korean bank account. Included within other currents assets as of December 31, 2005 is a receivable from the majority shareholder for the amount of transferred funds. In the first quarter of 2006, the majority shareholder paid the receivable in full. TXP-Asia will continue to evaluate plans to co-locate within KOPTI (Korean Photonics Institute) and use its existing business model to penetrate the Asian Photonics market.

We leased operating equipment from Global Investments, Inc., a Texas corporation, which is 100% owned by Michael C. Shores, our chief executive officer and majority shareholder, for $180,000 per year. The lease was renewed under the same payment terms in May of 2005 for a 2-year term through April of 2007. The lease was terminated in November 2006 pursuant to an asset purchase agreement between us and Global Investments, Inc. which is described in detail below.

In the second quarter of 2006, our majority shareholder and chief executive officer, Michael C. Shores, loaned us $150,000. The unsecured loan has a one-year term and bears interest at 10%. The loan principal and interest are due at maturity. We repaid $37,500 of principal in the third quarter of 2006. The balance on the note at December 31, 2006 was $112,500. The loan was repaid in full in the second quarter of 2007.

Our majority shareholder and chief executive officer, Michael C. Shores, has provided his personal guarantee on all of our notes payables, line of credit, and capital leases.

In the third quarter of 2006, we entered into an asset purchase agreement with Mr. Richard Smitten, the former chief executive officer and sole director of our predecessor corporation, Stock Market Solutions, Inc., pursuant to which we sold the assets of our predecessor business, including the business and related software, as well as the book-rights to three Livermore related books relating to a teaching and a computer training program designed to provide educational/instructional assistance and aid to those stock market traders who wish to learn how to trade in the stock market using a system previously developed by an early 20th century stock market trader, Jesse Livermore. In consideration for the sale of the assets, Mr. Smitten agreed to forgive the repayment of a certain debt related to accrued compensation that we owed to Mr. Smitten in the aggregate amount of $329,272, of which $179,272 was forgiven by Mr. Smitten pursuant to that certain agreement and plan of merger dated as of June 15, 2005 and $150,000 was forgiven by Mr. Smitten pursuant to the asset purchase agreement.

On November 15, 2006, we entered into an asset purchase agreement with G3 Global Investments, Inc., a Texas corporation, pursuant to which we purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, our chief executive officer. Prior to entering into the agreement, we leased the assets from G3 for a monthly price of $15,000 under a certain equipment lease dated as of May 1, 2005 by and between G3 and Texas Prototypes, Inc., a wholly owned subsidiary of our company. The lease terminates on April 30, 2007. We assumed the lease from our wholly owned subsidiary in April 2006. In consideration for the sale of the assets, we paid a purchase price of $300,000 to G3. In addition, G3 and we agreed to terminate the lease pursuant to the terms of the agreement. Prior to the termination of the lease, we paid $157,500 and $180,000 in 2006 and 2005, respectively to G3 in accordance with the terms of the lease.

On September 19, 2007, we advanced $35,535 to our majority shareholder and chief executive officer, Michael C. Shores, for bonus compensation related to completion of the 2007 performance-related objectives. The bonus compensation was paid on November 6, 2007 and the advance was repaid in full.

On February 6, 2008, we entered into a non-exclusive and non-assignable Manufacturer’s Representative Agreement with Marsh Technologies, Inc., an entity partially owned and controlled by Michael Shores, our President and Chief Executive Officer, pursuant to which we engaged Marsh as an independent sales representative for the sale of our products and/or services. In exchange for such services, we will pay to Marsh, in cash or in restricted shares of common stock, commissions equal to (i) 1% of ONT sales, (ii) 3% of prototyping and engineering services sales, and (iii) 4% on retrofit kit sales.

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

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 13.  Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger made as of June 13, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 21, 2005).
3.1	Articles of Incorporation of Cyber Energy, Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).
3.2	Bylaws of Stock Market Solutions, Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).
3.3	Certificate of Amendment to the Articles of Incorporation of Cyber Energy, Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).
3.4	Certificate of Amendment to the Articles of Incorporation of JesseLivermore.com Inc. (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on April 22, 2002).
3.5
Certificate of Amendment to the Articles of Incorporation of Stock Market Solutions, Inc. (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 26, 2007).

3.6	Audit Committee Charter of TXP Corporation.*
3.7	Compensation Committee Charter of TXP Corporation.*
10.1	Form of Convertible Debenture issued to YA Global Investments, L.P. dated as of June 5, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).
10.2	Form of $0.50 Warrant issued to YA Global Investments, L.P. dated as of June 5, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).
10.3	Form of $0.70 Warrant issued to YA Global Investments, L.P. dated as of June 5, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).
10.4
Securities Purchase Agreement dated as of June 5, 2006 between the Company and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.5
Investor Registration Rights Agreement dated as of June 5, 2006 between the Company and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.6
Security Agreement dated as of June 5, 2006 between the Company and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.7
Amended and Restated Security Agreement dated as of June 5, 2006 between Texas Prototypes, Inc. and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

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
10.16
Agreement dated as of October 12, 2006 by and between TXP Corporation and James Von Ehr, II (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).)

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

10.23
Promissory Note of TXP Corporation dated as of May 17, 2006 issued to Michael C. Shores. (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on January 26, 2007).

10.24
Standby Equity Distribution Agreement dated as of August 25, 2004 by and between Texas Prototypes, Inc. and YA Global Investments, L.P. (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on January 26, 2007).

10.25
Securities Purchase Agreement dated as of August 25, 2004 by and between Texas Prototypes, Inc. and YA Global Investments, L.P. (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on January 26, 2007).

10.26
Registration Rights Agreement dated as of August 25, 2004 by and between Texas Prototypes, Inc. and YA Global Investments, L.P. (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on January 26, 2007).

10.27
Secured Convertible Debenture of Texas Prototypes, Inc. dated as of August 25, 2004 issued to YA Global Investments, L.P. (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on January 26, 2007).

10.28
Securities Purchase Agreement dated as of March 30, 2007 between the Company and YA Global Investments, L.P. incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.29
Loan Agreement dated as of November 15, 2006 by and between TXP Corporation and First Bank of Canyon Creek. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 28, 2006).

10.30	Secured Convertible Note issued to YA Global Investments, L.P. dated as of March 30, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).
10.31	0.60 Warrant issued to YA Global Investments, L.P. dated as of March 30, 2007(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.32	$0.75 Warrant issued to YA Global Investments, L.P. dated as of March 30, 2007(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).
10.33	$0.85 Warrant issued to YA Global Investments, L.P. dated as of March 30, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).)
10.34	$1.00 Warrant issued to YA Global Investments, L.P. dated as of March 30, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).
10.35
Registration Rights Agreement dated as of March 30, 2007 between the Company and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.36
Security Agreement dated as of March 30, 2007 between the Company and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.37
Transfer and License Agreement between TXP Corporation and Siemens Networks GmbH & Co. KG dated November 14, 2006 (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on May 7, 2007).

10.38
Amendment #1 to Investor Registration Rights Agreement dated as of November 13, 2006 by and between TXP Corporation and Cornell Capital Partner L.P. (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on May 7, 2007).

10.39
Loan Agreement dated August 1, 2006 between TXP Corporation and First Bank Canyon Creek (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on May 7, 2007).

10.40
Loan Agreement dated April 1, 2006 between TXP Corporation and First Bank Canyon Creek (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on May 7, 2007).

10.41
Equipment Lease Agreement dated June 15, 2005 between Texas Prototypes, Inc., and U.S. Bancorp Manifest Funding Services (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on May 7, 2007).

10.42
Lease Agreement dated February 14, 2006 between Texas Prototypes, Inc., and Blue Street Capital, LLC (incorporated by reference to Registration Statement on Form SB-2 filed the Securities and Exchange Commission on May 7, 2007).

10.43
Amendment to Senior Convertible Note Issued March 30, 2007 by and between TXP Corporation and YA Global Investments, L.P. dated as of July 13, 2007(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

10.44
Securities Purchase Agreement dated as of September 6, 2007 by and between TXP Corporation and Dyna Porter International Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007).

10.45
$0.65 Warrant of TXP Corporation dated as of September 6, 2007 issued to Dyna Porter International Limited. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007).

10.46
$0.75 Warrant of TXP Corporation dated as of September 6, 2007 issued to Dyna Porter International Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007).

10.47
$0.85 Warrant of TXP Corporation dated as of September 6, 2007 issued to Dyna Porter International Limited. $0.75 Warrant of TXP Corporation dated as of September 6, 2007 issued to Dyna Porter International Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007).

10.48
$1.00 Warrant of TXP Corporation dated as of September 6, 2007 issued to Dyna Porter International Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007).

10.49
Amendment No. 1 to the Securities Purchase Agreement dated as of December 13, 2007 by and between TXP Corporation and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2007).

10.50
Amendment No. 1 to the Registration Rights Agreement dated as of December 13, 2007 by and between TXP Corporation and YA Global Investments, L.P. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2007).

10.51
Secured Convertible Note of TXP Corporation issued to YA Global Investments, L.P. dated as of December 13, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2007).

10.52
Agreement dated as of December 28, 2007 by and between TXP Corporation and James Von Ehr, II (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.53	Warrant of TXP Corporation to be issued to James Von Ehr, II (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).
10.54
Loan Agreement dated as of February 14, 2008 by and between TXP Corporation and First Bank of Canyon Creek (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 26, 2008).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
99.1	Code of Ethics of TXP Corporation *

* Filed herewith.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Payne, Smith and Jones, P.C. our auditors for the year ended December 31, 2007.

Audit Fees

Payne, Smith and Jones, P.C. billed us $66,675 and $22,000 in fees for audit services for the year ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

We did not pay any fees to Payne, Smith and Jones, P.C. for assurance and related services that are not reported under Audit Fees above during our fiscal year ending December 31, 2007. For the fiscal year ending December 31, 2006, we paid fees of $2,250 to Payne, Smith and Jones, P.C. for assurance and related services that are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Payne, Smith and Jones, P.C. for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2007 and December 31, 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Payne, Smith and Jones, P.C. and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the year then ended, none of the hours expended by Payne, Smith and Jones, P.C.’s engagement to audit those financial statements were attributed to work by persons other than Payne, Smith and Jones, P.C., and its full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned on April 14, 2008, thereunto duly authorized.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
President and Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Michael C. Shores	President, Chief Executive Officer	April 14, 2008
Michael C. Shores	and Chairman of the Board of Directors

/s/ Theodore Dubbs	Director	April 14, 2008
Theodore Dubbs

/s/ Pasquale M. LaVecchia	Director	April 14, 2008
Pasquale M. LaVecchia

/s/ William L. Martin III	Director	April 14, 2008
William L. Martin III

/s/ David McNeil	Director	April 14, 2008
David McNeil