Form 10KSB/A
period 2007-12-31
TXP CORP
filed 2008-04-16
CIK 1171749

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-KSB/A for the fiscal year ended December 31, 2007 is being filed in order to include the date on the Report of Independent Registered Public Accounting Firm which was inadvertently omitted from page 43 of the 10-KSB. In addition, we have revised the line item description for “Convertible Debentures” for the amount related to the unamortized discount as set forth in our Consolidated Balance Sheets on page F-1.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only makes the amendments set forth above. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

/s/ Payne, Smith & Jones P.C.

Payne, Smith & Jones P.C.
Dallas, Texas

March 26, 2008

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash	$210,000	$228,000
Accounts receivable, net of allowance of $23,000 and $0 as of December 31, 2007 and 2006, respectively.	1,708,000	976,000
Inventory	1,772,000	673,000
Other current assets	212,000	346,000
Total current assets	3,902,000	2,223,000

Property and equipment, net	2,641,000	2,667,000

Other assets	140,000	13,000

TOTAL ASSETS	$6,683,000	$4,903,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$144,000	$272,000
Current capital lease obligations	120,000	46,000
Lines of credit	3,300,000	400,000
Current derivative financial instruments	-	1,288,000
Current convertible debentures, net of unamortized discount of $423,000 as of December 31, 2006	-	467,000
Accounts payable	1,239,000	913,000
Deferred revenue	17,000	332,000
Accrued expenses	704,000	412,000
Total current liabilities	5,524,000	4,130,000

Notes payable, net of current maturities	-	144,000

Capital lease obligations, net of current obligations	165,000	32,000

Line of credit	-	1,000,000

Convertible debentures, net of unamortized discount of $3,370,000 as of December 31, 2007	1,630,000	-

Derivative financial instruments, net of current obligation	5,178,000	2,507,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	12,545,000	7,861,000

STOCKHOLDERS' DEFICIT
Common Stock , $.001 par value, 300,000,000 authorized, 116,584,428 and 104,080,623 shares issued and outstanding as of December 31, 2007 and 2006, respectively	117,000	104,000

Additional paid in capital	8,133,000	2,121,000
Accumulated deficit	(14,117,000)	(5,190,000)
Accumulated other comprehensive income	5,000	7,000

TOTAL STOCKHOLDERS' DEFICIT	(5,862,000)	(2,958,000)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$6,683,000	$4,903,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB/A Annual Report, Amendment No. 1, to be signed on its behalf by the undersigned on April 16, 2008, thereunto duly authorized.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
President and Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A Annual Report, Amendment No. 1, has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Michael C. Shores	President, Chief Executive Officer	April 16, 2008
Michael C. Shores	and Chairman of the Board of Directors

Director
Theodore Dubbs

/s/ Pasquale M. LaVecchia	Director	April 16, 2008
Pasquale M. LaVecchia

/s/ William L. Martin III	Director	April 16, 2008
William L. Martin III

/s/ David McNeil	Director	April 16, 2008
David McNeil