Form 10-Q
period 2008-03-31
TXP CORP
filed 2008-05-20
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from  _______ to ________

Commission file number: 000-49743

TXP CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0443110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Commerce Drive Richardson, Texas	75081
(Address of principal executive offices)	(Zip Code)

(214) 575-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2008, the number of issued and outstanding shares of the issuer's common stock, par value $.001 per share, was 116,704,428 shares.

TXP CORPORATION

MARCH 31, 2008 FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

TXP CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

Cash	$294,000	$210,000
Accounts receivable, net of allowance of $23,000 and $23,000 as of
March 31, 2008 and December 31, 2007	1,658,000	1,708,000
Inventory	2,108,000	1,772,000
Other current assets	182,000	212,000
Total current assets	4,242,000	3,902,000

Property and equipment, net	2,756,000	2,641,000

Other assets	114,000	140,000

TOTAL ASSETS	$7,112,000	$6,683,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$168,000	$144,000
Current capital lease obligations	114,000	120,000
Lines of credit	5,000,000	3,300,000
Accounts payable	1,771,000	1,239,000
Deferred revenue	38,000	17,000
Accrued expenses	1,128,000	704,000
Total current liabilities	8,219,000	5,524,000

Notes payable, net of current maturities	108,000	-

Capital lease obligations, net of current obligations	138,000	165,000

Convertible debentures, net of unamortized discount of $3,007,000 and $3,370,000
as of March 31, 2008 and December 31, 2007 respectively	1,993,000	1,630,000

Derivative financial instruments	2,382,000	5,178,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	12,888,000	12,545,000

STOCKHOLDERS' DEFICIT
Common Stock , $.001 par value, 300,000,000 authorized, 116,704,428 and 116,584,428 shares issued and outstanding as of December 31, 2008 and 2007, respectively	117,000	117,000

Additional paid in capital	8,417,000	8,133,000
Accumulated deficit	(14,315,000)	(14,117,000)
Accumulated other comprehensive income	5,000	5,000

TOTAL STOCKHOLDERS' DEFICIT	(5,776,000)	(5,862,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,112,000	$6,683,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007 (unaudited)

	2008	2007
Revenues
Prototyping and assembly	$1,035,000	$1,084,000
Material management services	958,000	565,000
Retrofit solutions	336,000	184,000
Product and accessory	167,000	19,000
Design and development	-	332,000
Total revenues	2,496,000	2,184,000

Cost of sales	1,963,000	1,449,000

Gross profit	533,000	735,000

Costs and expenses
Selling, general and administrative	1,527,000	1,197,000
Research and development	1,346,000	746,000
Depreciation	58,000	33,000
Total costs and expenses	2,931,000	1,976,000

Operating loss	(2,398,000)	(1,241,000)

Other income (expense)
Interest expense, net	(596,000)	(248,000)
Change in fair value of derivative financial instruments	2,796,000	1,111,000
Total other income	2,200,000	863,000

Loss before income taxes	(198,000)	(378,000)

Income tax expense	-	-

Net loss	$(198,000)	$(378,000)

Comprehensive loss	$(198,000)	$(378,000)

Basic earnings loss per share	$(0.00)	$(0.00)

Diluted earnings loss per share	$(0.00)	$(0.00)

Basic weighted average shares outstanding	116,672,780	104,234,515

Diluted weighted average shares outstanding	116,672,780	104,234,515

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007 (unaudited)

	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(198,000)	$(378,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	144,000	120,000
Deferred revenue	21,000	(332,000)
Amortization of discount on convertible notes	363,000	159,000
Stock compensation	284,000	285,000
Change in value of derivative financial instruments	(2,796,000)	(1,111,000)
Changes in assets and liabilities:
Accounts receivable	50,000	56,000
Inventory	(336,000)	(530,000)
Other current assets	30,000	(14,000)
Other assets	26,000	-
Accounts payable	532,000	226,000
Accrued expenses	424,000	(6,000)

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,456,000)	(1,525,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(85,000)	(35,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	(85,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debenture	-	3,615,000
Line of credit, net	1,700,000	1,400,000
Repayment of notes payable and capital lease obligations	(75,000)	(62,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,625,000	4,953,000

NET INCREASE IN CASH	84,000	3,393,000

Cash, beginning of period	210,000	228,000

Cash, end of period	$294,000	$3,621,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
Three Months Ended March 31, 2008 and 2007 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES

	2008	2007
CASH
Interest paid	$103,000	$44,000

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

6,730,032 shares issued on conversion of debt and accrued interest	$-	$792,000

Property acquired under capital lease obligations and notes payable	$174,000	$104,000

Reclassification of warrants to additional paid in capital (Note 12)	$-	$2,684,000

Fees paid to holder in conjunction with the issuance of convertible note	$-	$350,000

Offering costs charged to additional paid in capital	$-	$35,000

Fair value of embedded conversion option bifurcated from $4M convertible note	$-	$2,603,000

Warrants issued to investor	$-	$797,000

Fees to holder settled in common stock in conjunction with issuance of $4M convertible note	$-	$76,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
Three Months Ended March 31, 2008 (unaudited)

	COMMON STOCK				Accumulated
			Additional		Other
			Paid In	Accumulated	Income
	Shares	Amount	Capital	Deficit	Comprehensive	Total

Balance, December 31, 2007	116,584,428	$117,000	$8,133,000	$(14,117,000)	$5,000	$(5,862,000)

Net loss	-	-	-	(198,000)	-	(198,000)

Stock compensation: options awarded to employees (Note 5)	-	-	284,000	-	-	284,000

Shares issued to Consultants *	120,000	-	-	-	-	-

Balance, March 31, 2008	116,704,428	$117,000	$8,417,000	$(14,315,000)	$5,000	$(5,776,000)

* Included in Stock Compensation

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - - BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

The accompanying unaudited interim financial statements of TXP Corporation ("TXP") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes included in the 10-KSB/A filed April 16, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in the 10-KSB/A filed April 16, 2008, have been omitted.

TXP specializes in quick-turn complex circuit card assemblies and optoelectronic prototyping, new product introduction, and pilot production of electronic assemblies for technology innovators and original equipment manufacturers (OEMs) and contract manufacturers (CMs) in the United States of America.

TXP’s retrofit solutions business offers custom engineering kits to enable incumbent local exchange carriers (ILECs) to upgrade their local access service delivery infrastructure. These retrofit kits enable a wide range of next generation telecom platforms to fit into various remote cabinets that have been deployed by ILECs. The Company’s kits cover a diverse range of cabinets of differing sizes and line counts from a majority of the industry’s access vendors. TXP believes that its retrofit kits offer carriers the ability to upgrade their network infrastructure for substantially less cost than using new cabinets. Retrofits are generally deployed due to a generational change of access equipment supporting the latest telecom services which require power and/or cooling upgrades.

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

Consolidation

As of March 31, 2008, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At March 31, 2008 and December 31, 2007, the cash balance at our financial institution exceeded the insured limits by $260,000 and $215,000, respectively.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectability of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

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

On September 6, 2007, TXP entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants (See NOTE 12-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) . The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of March 31, 2008, an aggregate of $51,333 in liquidated damages has accrued and been recorded as an expense.

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

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. On March 26, 2008, an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares. As of March 31, 2008, 9,097,670 stock options and 1,838,076 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $284,000 of stock compensation expense in the statement of operations for quarter ended March 31, 2008.

Net Income (Loss) Per Share

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $198,000 for the quarter ended March 31, 2008. Additionally, as previously filed in form 10KSB/A on April 16, 2008 for the period ended December 31, 2007 the Company incurred a net loss of $8,927,000. As of those dates, the Company’s current liabilities exceeded current assets by $3,977,000 and $1,622,000 respectively and total liabilities exceed total assets by $5,776,000 and $5,862,000, respectively. Further, during 2007 the Company violated certain provisions of a loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt including principal and accrued interest. During 2007 and 2008, the Company was in default due to failure to maintain debt coverage, debt-to-net-worth and current ratios as provided for in the loan agreement. The Company has entered into forbearance agreements with the lending institution which waived non-compliance of the covenants as explained in Note 8. Those factors, as well as the uncertainty that the Company faces regarding obtaining additional working capital create an uncertainty about the Company’s ability to continue as a going concern.

The Company is in urgent need to raise additional financing to fund its operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we urgently need to raise additional funds. To obtain funds to continue our operations, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have commenced negotiations with a qualified institutional investor to obtain long-term financing, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit.

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

On May 15, 2008, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores loaned the Company $50,000 for working capital requirements. On May 19, 2008, the Company repaid this loan in full.

NOTE 5 - STOCK BASED COMPENSATION

In June of 2006, a majority of shareholders approved the 2006 Stock Incentive Plan. The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people, including employees, officers, directors and consultants, with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services, and enabling the Company to attract, retain and reward the best-available persons.  The Plan permits the granting of stock options (including incentive stock options qualifying under Section 422 of the Internal Revenue Code and nonqualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, other stock-based awards, or any combination of the foregoing. The plan initially provided for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentives discussed above for employees, officers, directors and consultants of TXP. On March 26, 2008 an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares.

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

In the first quarter of 2008, the Company granted a total of 3,639,400 options and issued or agreed to issue 176,000 free-trading shares of common stock. These grants included a 10-year option to purchase 2,714,400 shares of our common stock issued on January 11, 2008 to Greg Lowe, our Chief Operating Officer, at an exercise price equal to $0.48 per share as compensation for services performed on our behalf, of which one-third of such options vest on January 11, 2009, 2010 and 2011, respectively."

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the three months ended March 31, 2008 is presented in the following table.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (years)
Outstanding at January 1, 2008	5,458,270	$0.33

Granted	3,639,400	0.48
Exercised	-
Forfeited	-
Expired	-

Outstanding at March 31, 2008	9,097,670	$0.39	$(93,000)	9.31

Exercisable at March 31, 2008	930,443	$0.31	$63,000	8.51

The Company adopted SFAS No. 123R effective January 1, 2006. In the Company's statement of operations for the quarter ended March 31, 2008 it recorded a total of $284,000 of compensation cost for stock option share-based payment arrangements and the issuance of free trading shares. No stock options were exercised during the quarter ended March 31, 2008.

The fair value of stock options is determined using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow it to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the 3 year U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends. The following assumptions were used for options granted during the first quarter 2008:

Expected volatility	99%
Expected Term (years)	6.0
Risk-free interest rate	2.60%
Expected dividend yield	0%
Forfeiture rate	10%

As of March 31, 2008 there was $1,965,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.31 years.

NOTE 6 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	For the quarter ended March 31:
	2008	2007
Numerator:
Net loss available to common stockholders	$(198,000)	$(378,000)

Denominator:
For basic net income per share - weighted average shares	116,672,780	104,234,515
Dilutive potential securities	-	-

Denominator for diluted net income per share-
adjusted weighted average shares	116,672,780	104,234,515

Basic net loss per share	$(0.00)	$(0.00)

Diluted net loss per share	$(0.00)	$(0.00)

For the quarters ended March 31, 2008 and 2007, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of TXP's common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	2008	2007
Warrants to purchase common shares	18,478,000	13,198,000
Stock options issued under the 2006 incentive stock plan	9,098,000	2,691,000
Convertible Debentures	12,997,000	9,756,000
Total	40,573,000	25,645,000

NOTE 7 - PROPERTY AND EQUIPMENT
Components of property, plant and equipment at March 31, 2008 and December 31, 2007 follows:
	March 31, 2008	December 31, 2007

Machinery and Equipment	$2,894,000	$2,645,000
Computers	192,000	184,000
Software	711,000	711,000
Vehicles	12,000	12,000
Furniture and fixtures	183,000	183,000
Leasehold improvements	76,000	74,000
	4,068,000	3,809,000

Less: accumulated depreciation	(1,312,000)	(1,168,000)
Total Property & Equipment	$2,756,000	$2,641,000

Depreciation expense totaled $144,000 for the three months ended March 31, 2008 and $513,000 for the twelve months ended December 31, 2007.

NOTE 8 - LINES OF CREDIT

Line of Credit June 1, 2007

On June 1, 2007 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning July 1, 2007 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of March 31, 2008 and December 31, 2007. The revolving line of credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

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

At March 31, 2008, the Company was in default due to failure to maintain a debt coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into a forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the Company maintained the debt-to-net-worth ratio and current ratio as provided for in the loan agreement. As of March 31, 2008, the debt-to-net-worth and the current ratio are no longer in compliance with the loan agreement. The balance outstanding on the note at March 31, 2008 and December 31, 2007 was $400,000 and $400,000, respectively. The lending institution and TXP entered into a forbearance agreement on November 13, 2007 which waived non-compliance of the current ratio covenant so long as the Company maintains the debt-to-net-worth ratio. On March 31, 2008 the lending institution and TXP entered into another forbearance agreement which waived non-compliance to the debt-coverage ratio.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second loan agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior loan agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. On August 14, 2007, the line of credit was amended to increase the Line from $3,000,000 to $3,500,000. The loan accrues interest at the Wall Street Journal Prime Rate or 8% per annum, whichever is higher. All principal and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the loan agreement are secured by a pledge of marketable securities by an investor of the Company (as more fully discussed in NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants” In addition, the Company's obligations under the loan agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer. As of March 31, 2008 and December 31, 2007, the balance outstanding on the line of credit was $4,600,000 and $2,900,000, respectively.

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

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company's Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at March 31, 2008 and December 31, 2007 was $106,000 and $144,000, respectively.

In November of 2007, TXP entered into a Finance and Security Agreement for $174,000 with Verizon Credit Inc. (VCI) to purchase telecommunications equipment. The note pays interest at a rate equal to 9.9% per annum. The principal amount and all accrued and unpaid interest is due on or prior to December 31, 2010. TXP provided a down payment of $50,000 to VCI and VCI was granted a security interest in the equipment.

NOTE 10 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $2,000 and began in June of 2005. The balance outstanding at March 31, 2008 and December 31, 2007 was $4,000 and $10,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at March 31, 2008 and December 31, 2007 was $9,000 and $12,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at March 31, 2008 and December 31, 2007 was $7,000 and $10,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at March 31, 2008 and December 31, 2007 was $37,000 and $41,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-six month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at March 31, 2008 and December 31, 2007 was $37,000 and $41,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In April of 2007, TXP entered into a standard lease agreement for $31,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $1,000 and began in April of 2007. The balance outstanding at March 31, 2008 and December 31, 2007 was $23,000 and $25,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In July of 2007, TXP entered into a standard lease agreement for $65,000 to lease certain equipment. The lease has a twenty-four month term and is secured by the equipment. Monthly lease payments are $3,000 and began in July of 2007. The balance outstanding at March 31, 2008 and December 31, 2007 was $43,000 and $51,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

   In August of 2007, TXP entered into a standard lease agreement for $100,000 to lease certain software. The lease has a sixty month term and is secured by the software. Monthly lease payments are $2,000 and began in September of 2007. The balance outstanding at March 31, 2008 and December 31, 2007 was $92,000 and $95,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of March 31, 2008:

Year	Amount

04/01/08 - 12/31/2008	$116,000
01/01/09 - 12/31/2009	111,000
01/01/10 - 12/31/2010	40,000
01/01/10 - 12/31/2011	28,000
01/01/10 - 12/31/2012	19,000
Total Minimum Lease Payments	314,000

Less amounts representing interest	(62,000)
Present Value of Minimum Lease Payments	$252,000

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

In addition, the Company shall prepare and file with the SEC a registration statement on Form SB-2 covering the resale of all of the warrant shares no later than 45 days from closing. The Company shall use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Bank of Canyon Creek in early third quarter of 2006 (See Note 7).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at March 31, 2008 and determined that there were no events that occurred during the period that required contract reclassification.

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

As additional consideration of the investor's agreement to pledge the collateral to a Lender, the Company agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3.5 million with the First Bank of Canyon Creek (See Note 8).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at March 31, 2008 and determined that there were no events that occurred during the period that required contract reclassification.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at March 31, 2008 and determined that there were no events that occurred during the period that required contract reclassification.

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

Due to the entry into the purchase agreement on September 6, 2007 as discussed below, the Company has satisfied the requirement set forth in the notes to raise at least $1,000,000 in additional equity capital between the closing date and the date that is 210 days after the closing date and accordingly, the conversion price will not be adjusted to $0.25; provided however, that the Company and YA Global mutually agreed that the interest rate of the notes will not revert back to 6%, but will be 8% per annum.

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At March 31, 2008, the convertible debenture had balance of $1,450,000 net $2,550,000 of unamortized discount. The effective interest rate on the debenture is 11.8% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

On December 13, 2007, we and YA Global entered into amendment no. 1 to the securities purchase agreement pursuant to which the second closing of $1,000,000 was revised from the date on which we file the registration statement to December 13, 2007. Accordingly, on December 13, 2007 we and YA Global completed the second closing in which we received gross proceeds in the amount of $1,000,000 and we issued to YA Global a note in the principal amount of $1,000,000. In addition, we issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the notes. At December 31, 2007, the convertible debenture had balance of $543,000 net $457,000 of unamortized discount. The effective interest rate on the debenture is 11.2% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

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

Summary of Secured Convertible Notes

Presented below is summary of the secured convertible notes at March 31, 2008:

			Fair Value of
	Principal	Unamortized	Derivative	Accrued
Description:	Balance	Discount	Instrument	Interest
March 2007 Secured Convertible Note	$4,000,000	$2,550,000	$1,853,000	$305,000
December 2007 Secured Convertible Note	1,000,000	457,000	529,000	24,000

Total	$5,000,000	$3,007,000	$2,382,000	$329,000

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

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions:

	1 Million	$4 Million
	Note	Note
Expected volatility	98%	98%
Expected Term (years)	2.0	2.7
Risk-free interest rate	1.22%	1.22%
Expected dividend yield	0%	0%

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

Reclassification of derivative financial instruments

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At the end of the first quarter 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The warrants were re-valued and marked to market immediately prior to the reclassification. The total amount reclassified on March 30, 2007 from derivative financials instruments to additional paid in capital was $2,684,000. In accordance with EITF 00-19, the Company reassessed all of the contract classifications at the end of each balance sheet date and determined no reclassification was necessary as of March 31, 2008.

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

In September of 2007, the Company issued 4,000,000 shares of common stock to a strategic investor/qualified institutional buyer for $1,000,000 in a private placement pursuant to a securities purchase agreement dated September 6, 2007.

In December of 2007, the Company issued 48,781 shares of common stock to YA Global (formerly known as Cornell Capital) in conjunction with amendment no. 1 of the securities purchase agreement consummated on March 30, 2007 between the company and YA Global. (See Note 12).

In January of 2008, the Company issued 100,000 shares of common stock to Undiscovered Equities Inc. and 20,000 shares of Common Stock to PQL Research at a per share price equal to $.48 for investor relations services provided by such consultants on behalf of the Company.

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

Year	Amount
04/01/08 - 12/31/08	246,000
01/01/09 - 12/31/09	336,000
01/01/10 - 12/31/10	71,000
Total	$653,000

Rent expense for the three months ended March 31, 2008 and 2007 amounted to $81,000 and $76,000, respectively.

NOTE 15 - MAJOR CUSTOMERS

During the three months ending March 31, 2008 and 2007, TXP had sales to five customers which amounted to 72% and 66% of net sales, respectively. Tellabs Inc. and Avanex Corporation accounted for 32% and 14% respectively of net sales in first quarter 2008 while no other customer accounted for more than 10% of net sales for 2008. Tellabs Inc., Siemens Networks GmbH Co. KG, and AMX Corporation accounted for 25%, 15% and 14% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007.

NOTE 16 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. On March 26, 2008 an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares. As of March 31, 2008, 9,097,670 stock options and 1,838,076 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $284,000 of stock compensation expense in selling, general and administrative expense in the statement of operations for quarter ended March 31, 2008.

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

NOTE 18 - SUBSEQUENT EVENTS

On May 15, 2008, the majority shareholder and Chief Executive Officer of the Company, Michael C. Shores loaned the Company $50,000 for working capital requirements. On May 19, 2008, the Company repaid this loan in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary and Forward Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

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

On September 6, 2007, we entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price of the shares and warrants, in cash or, at the investor's election, in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of March 31, 2008, an aggregate of $51,333 in liquidated damages has been accrued and been recorded as an expense.  As of May 20, 2008, an aggregate of $84,667 in liquidated damages has been accrued.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectability of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over estimated useful lives, which are generally three to seven years.

Results of Operations

Three months ended March 31, 2008 (“2008”) as compared to the three months ended March 31, 2007 (“2007”)

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

Total revenues increased 14% from $2,184,000 for the three months ended March 31, 2007 to $2,496,000 for the three months ended March 31, 2008, or by $312,000. Material supply chain management services increased 70% from $565,000 in 2007 to $958,000 in 2008. Prototyping and assembly services decreased 5% from $1,084,000 for the three months ended March 31, 2007 to $1,035,000 for the three months ended March 31, 2008. Revenues from sales of retrofit kits increased from $184,000 in 2007 to $336,000 in 2008. In addition, we had revenues of $332,000 for the three months ended March 31, 2007 related to royalties and design and development services performed by our iPhotonics group which was formed in the fourth quarter of 2006. The entire $332,000 of design and development services revenue is attributable to design and development work performed for Siemens related to completing certain optical network terminal (ONT) development hardware and software releases. The recognition of this revenue was a one-time occurrence in 2007. The Siemens design and development project was consideration given by us in a non-monetary transaction whereby we received certain ONT assets from Siemens (see Note 17 of the unaudited financial statements included herein for further discussion of the non-monetary transaction). We also had revenues of $19,000 related to gigabit passive optical network (GPON) and broadband passive optical network (BPON) ONT product and accessory sales for the three months ended March 31, 2007 compared to $167,000 for the three months ended March 31, 2008, as the iPhotonics group was not formed until late fourth quarter of 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new retrofit solutions and iPhotonics offerings including GPON and BPON development services and product and accessory sales. We expanded our customer base from 117 in 2007 to 139 in 2008. Total active customers for the quarters ended March 31, 2007 and 2008 were 40 and 59, respectively. Our top five customers accounted for 66% of revenue in 2007 and 72% of revenue in 2008.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $1,449,000 for the three months ended March 31, 2007 to $1,963,000 for the three months ended March 31, 2008, or by $514,000. Other direct material costs and production supplies increased from $618,000 in 2007 to $1,323,000 in 2008, or by $705,000. Included in this increase was $280,000 of excess inventory sold at low margins. Manufacturing overhead and labor cost increased from $447,000 for the three months ended March 31, 2007 to $591,000 for the three months ended March 31, 2008, or by $144,000, primarily attributable to increased headcount due to expanded operations. Depreciation charged to cost of sales decreased slightly from $52,000 for the three months ended March 31, 2007 to $49,000 for the three months ended March 31, 2008 as certain assets acquired in 2002 and 2003 are fully depreciated. Direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit were $332,000 for the three months ended March 31, 2007 and $0 for the three months ended March 31, 2008.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Gross profit decreased from $735,000 for the three months ended March 31, 2007 to $533,000 for the three months ended March 31, 2008, or by $202,000. This decrease is driven by a combination of factors including the large amount of inventory sold at low margin as mentioned above, a higher percentage of projects requiring a turn-key solution and $167,000 ONT sales at virtually no margin.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. Selling general administrative expenses increased by $330,000 from $1,197,000 for the three months ended March 31, 2007 to $1,527,000 for the three months ended March 31, 2008. Personnel costs increased as costs increased from $846,000 for the three months ended March 31, 2007 to $1,082,000 for the three months ended March 31, 2008, or by $236,000. This increase in personnel costs is primarily driven by increased headcount from 2007 to 2008. Other drivers of the increased cost for selling, general and administrative expenses include increases in marketing and promotions of $18,000, legal fees of $37,000, personal property tax of $15,000 and of $48,000 of non-registration liquidated damages accrued through March 31, 2008, as previously discussed in the “Accounting for Convertible Debentures, Warrants and Derivative Instruments” section of Item 2.

Research and Development

Research and development consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our optical network terminals. Research and development increased from $746,000 for the three months ended March 31, 2007 to $1,346,000 for the three months ended March 31, 2008 as our iPhotonics' business unit continued in the development of our next generation optical network terminals. In first quarter 2007, direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit as a result of the “Non-Monetary Exchange Transaction” (Note 17) were recorded as Cost of Sales as described above. These personnel costs were shifted to research and development after March 31, 2007 and account for approximately $332,000 of the increase.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $33,000 for the three months ended March 31, 2007 to $58,000 for the three months ended March 31, 2008. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $248,000 for the three months ended March 31, 2007 to $596,000 for the three months ended March 31, 2008, or by $348,000. Approximately $294,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to YA Global. Additionally, interest expense on our lines of credit increased by $53,000 as we increased the lines of credit by $2,750,000 from March 31, 2007 to March 31, 2008.

Change in Fair Value of Derivative Financial Instruments

Income from change in fair value of derivative financial instruments was $2,796,000 for the three months ended March 31, 2008 compared to $1,111,000 in income for the three months ended March 31, 2007. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of March 31, 2008, we had cash and cash equivalents of $294,000.

As of March 31, 2008, we used $1,456,000 in operating activities compared to using $1,525,000 as of March 31, 2007. Cash used in operating activities as of March 31, 2008 reflects $198,000 in net loss, $144,000 in depreciation, $363,000 in debt discount amortization, $284,000 in stock compensation, $2,796,000 in change (credit) in fair value of derivative financial instruments and $21,000 in deferred revenue. Accounts receivable, other current assets, and other assets decreased by $50,000, $30,000 and $26,000, respectively along with an increase in accounts payable of $532,000 and accrued expenses of $424,000 to increase working capital by $1,062,000. Working capital decreased by $336,000 due to an increase in inventory

Cash used in operating activities during 2007 reflects $378,000 in net loss, $120,000 in depreciation, $159,000 in debt discount amortization, $285,000 in stock compensation, $1,111,000 in change (credit) in fair value of derivative financial instruments and $332,000 in deferred revenue. Inventory and other currents assets increased by $530,000 and $14,000, respectively, and accrued expenses decreased by $6,000 combining to decrease working capital by $550,000. We obtained cash from working capital changes of $282,000 consisting of increases in accounts payable of $226,000 and decreases in accounts receivable of $56,000.

As of March 31, 2008, we used $85,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

As of March 31, 2007, we used $35,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

As of March 31, 2008, financing activities provided net cash of $1,625,000 as the result of an increase in our line of credit of $1,700,000 offset by payments on loans and capital lease obligations of $75,000

During 2007, financing activities provided net cash of $4,953,000 as the result of issuances of $4,000,000 in convertible debentures to Cornell Capital partially offset by fees and offering costs incurred of $385,000 to secure the transaction. We received proceeds from draw downs on our lines of credit of $1,400,000. Total repayments on loans and capital lease obligations amounted to $62,000.

Our consolidated financial statements as of March 31, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in our annual report on Form 10KSB/A for the year ended December 31,2007 that was filed on April 16, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in urgent need to raise additional financing to fund its operations. The cash required to operate our iPhotonics business unit which was formed in the fourth quarter of 2006 is significant. The formation of the iPhotonics business unit resulted in us adding 35 full-time employees and amending our lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we urgently need to raise additional funds. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have commenced negotiations with a qualified institutional investor to obtain long-term financing, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, we shall prepare and file with the SEC a separate registration statement covering the resale of all of the warrant shares with no later than 45 days from closing. We shall use our best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than 120 days after the initial filing. There are no liquidating damages clauses related to the warrant or agreement with the investor. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares of common stock issuable upon exercise of the warrants.

As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee, during the term, of $40,000 no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional commitment fee within 90 days after the renewal of the loan by a lender. We consummated the loan facility with the First Bank of Canyon Creek in early third quarter of 2006 (See Note 8 to the unaudited financial statements included herein).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at March 31, 2008 and determined that there were no events that occurred during the period that required contract reclassification.

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

As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of our common stock no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional commitment fee within 90 days after the renewal of the loan by a lender. We increased our line of credit from $1 million to $3.0 million with the First Bank of Canyon Creek in the fourth quarter of 2006 (See Note 8 to the unaudited financial statements included herein).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at March 31, 2008 and determined that there were no events that occurred during the period that required contract reclassification.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at March 31, 2008 and determined that there were no events that occurred during the period that required contract reclassification.

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

This convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes for three years. At March 31, 2008, the convertible debenture had balance of $1,450,000 net of $$2,550,000 of unamortized discount. The effective interest rate on the debenture is 11.8% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

On December 13, 2007, we and YA Global entered into amendment number 1 to the securities purchase agreement pursuant to which the second closing of $1,000,000 was revised from the date on which we file the registration statement to December 13, 2007. Accordingly, on December 13, 2007 we and YA Global completed the second closing in which we received gross proceeds in the amount of $1,000,000 and we issued to YA Global a note in the principal amount of $1,000,000. In addition, we issued 48,781 shares of common stock to YA Global as an original issue discount which represents a number of shares equal to 2% of the second closing proceeds of $1,000,000 at a per share price equal to $0.41, which represents the fixed conversion price of the notes. At March 31, 2008, the note had balance of $543,000 net of $457,000 of unamortized discount. The effective interest rate on the debenture is 11.2% compared to the stated interest of 8% which takes into account the debt discount and issue costs related to the debenture.

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

We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of March 31, 2008, an aggregate of $51,333 in liquidated damages has been accrued and been recorded as an expense. As of May 20, 2007, an aggregate of $84,667 in liquidated damages has accrued.

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

We did not pay cash, issue stock or incur financial obligations to acquire the ONT assets or use of intellectual property. However, the transfer and license agreement did provide that we complete development of a release of certain GPON ONT products by January 31, 2007 and provide Siemens with all pertinent documentation, data, software code and files which will enable Siemens to manufacture, distribute and further develop or have manufactured, developed and distributed these releases (See Note 17 to the unaudited financial statements included herein for full details of accounting for this transaction). Further that we grant Siemens a non-exclusive, non-transferable, non-sub licensable right and license under any copyrights and intellectual property to manufacture, distribute and further develop or have manufactured, developed and distributed these particular releases.

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

Our consolidated financial statements as of March 31, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in Form 10KSB/A filed on April 16, 2008 (period: December 31,2007) which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  The Company is in urgent need to raise additional financing to fund its operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we have an urgent requirement to raise additional funds. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have commenced negotiations with a qualified institutional investor to obtain long-term financing, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down our operations depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings in which we are a party.

Item 1A. Risk Factors.

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

For the three months ended March 31, 2008 and 2007, we generated revenues of $2,496,000 and $2,184,000 respectively. Our accumulated deficit was $14,315,000 at March 31, 2008 and $5,568,000 at March 31, 2007. For the year ended December 31, 2007 and 2006, we generated revenues of $10,986,000 and $8,228,000, respectively. Our accumulated deficit was $14,117,000 at December 31, 2007 and $5,190,000 at December 31, 2006. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

The Company is in urgent need to raise additional financing to fund its operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model, of which our iPhotonics business unit is integral and material, we have an urgent requirement to raise additional funds. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. Although we have commenced negotiations with a qualified institutional investor to obtain long-term finanacing, no assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan, including selling the iPhotonics business unit assets or shutting down our operations, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities, especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of March 31, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in our annual report on Form 10KSB/A for the year ended December 31,2007 that was filed on April 16, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 56% of our net sales in fiscal 2007. Tellabs Inc. and AMX Corporation accounted for 28%, and 11%, respectively, of net sales in 2007, while no other customer accounted for more than 10% of net sales for 2007. During the three months ending March 31, 2008, TXP had sales to five customers which amounted to 72% of net sales. Tellabs Inc. and Avanex Corporation accounted for 32% and 14%, respectively, of net sales in first quarter 2008 while no other customer accounted for more than 10% of net sales for 2008. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales and cause our operating results to suffer.

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

Five companies represented approximately 87% of our net trade accounts receivable at March 31, 2008, with individual percentages for those companies ranging from 8% to 25%. Our original equipment manufacturer customers direct their sales to a relatively limited number of electronics manufacturing services providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

As of March 31, 2008, we had 116,704,428 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, September 6, 2007, December 13, 2007 and December 31, 2007, we also had outstanding secured convertible notes and accrued interest that may be converted into approximately 12,997,000 shares of common stock at current market prices. In addition, we had outstanding warrants to purchase 18,477,500 shares of common stock.

The shares underlying the convertible note and warrants have not been registered but we intend to register those shares under a Form S-1 in 2008. Upon effectiveness of the registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. Even if such shares are not included in a registration statement, these holders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144. The sale of these shares may adversely affect the market price of our common stock. Any substantial sale of our common stock pursuant to a registration statement or pursuant to Rule 144, may have a material adverse effect on the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2008, we issued a 10-year option to purchase 2,714,400 shares of our common stock to Greg Lowe, our Chief Operating Officer, at an exercise price equal to $0.48 per share, as compensation for services performed on our behalf, of which one-third of such options vest on January 11, 2009, 2010 and 2011, respectively.

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

We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of March 31, 2008, an aggregate of $51,333 in liquidated damages has been accrued and been recorded as an expense. As of May 20, 2008, an aggregate of $84,667 in liquidated damages has been accrued.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May 2008.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)