Form 10-Q
period 2008-06-30
TXP CORP
filed 2008-08-19
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2008, the number of issued and outstanding shares of the issuer's common stock, par value $.001 per share, was 116,966,428 shares.

TXP CORPORATION

JUNE 30, 2008 FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

TXP CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2008 and December 31, 2007

	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$536,000	$210,000
Accounts receivable, net of allowance of $23,000 as of June 30, 2008 and December 31, 2007.	1,539,000	1,708,000

Inventory	2,088,000	1,772,000
Other current assets	509,000	212,000
Total current assets	4,672,000	3,902,000

Property and equipment, net	2,479,000	2,641,000

Other assets	21,000	140,000

TOTAL ASSETS	$7,172,000	$6,683,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$122,000	$144,000
Current capital lease obligations	108,000	120,000
Lines of credit	5,584,000	3,300,000
Accounts payable	1,160,000	1,239,000
Deferred revenue	-	17,000
Accrued expenses	829,000	704,000
Total current liabilities	7,803,000	5,524,000

Notes payable, net of current maturities	88,000	-

Capital lease obligations	111,000	165,000

Convertible debentures, net of unamortized discount of $6,091,000 and $3,370,000 as of June 30, 2008 and December 31, 2007 respectively.	1,909,000	1,630,000

Derivative financial instruments	14,564,000	5,178,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	24,523,000	12,545,000

STOCKHOLDERS' DEFICIT
Common Stock , $.001 par value, 300,000,000 authorized, 116,816,428 and 116,584,428 shares issued and outstanding as of June 30, 2008 and December 31, 2007 respectively.	117,000	117,000

Additional paid in capital	6,732,000	8,133,000
Accumulated deficit	(24,205,000)	(14,117,000)
Accumulated other comprehensive income	5,000	5,000

TOTAL STOCKHOLDERS' DEFICIT	(17,351,000)	(5,862,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,172,000	$6,683,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues
Prototyping and assembly	$1,309,000	$1,838,000	$2,345,000	$3,106,000
Material management services	1,407,000	1,409,000	2,365,000	1,974,000
Retrofit solutions	330,000	-	666,000	-
Product and accessory sales	265,000	49,000	432,000	68,000
Design and development services	-	-	-	332,000
Total revenues	3,311,000	3,296,000	5,808,000	5,480,000

Cost of sales	2,118,000	2,008,000	4,081,000	3,457,000

Gross profit	1,193,000	1,288,000	1,727,000	2,023,000

Costs and expenses
Selling, general and administrative	1,639,000	1,048,000	3,167,000	2,250,000
Research and development	1,365,000	1,261,000	2,711,000	2,007,000
Depreciation	59,000	37,000	117,000	69,000
Total costs and expenses	3,063,000	2,346,000	5,995,000	4,326,000

Operating loss	(1,870,000)	(1,058,000)	(4,268,000)	(2,303,000)

Other income (expense)
Interest expense, net	(894,000)	(457,000)	(1,490,000)	(701,000)
Change in fair value of derivative financial instruments	(5,677,000)	61,000	(2,881,000)	1,172,000
Loss on impairment of fixed assets	(196,000)	-	(196,000)	-
Gain on the early extinguishment of debt	(1,253,000)	-	(1,253,000)	-
Total other income and expense	(8,020,000)	(396,000)	(5,820,000)	471,000

Loss before income taxes	(9,890,000)	(1,454,000)	(10,088,000)	(1,832,000)

Income tax expense	-	-	-	-

Net loss	$(9,890,000)	$(1,454,000)	$(10,088,000)	$(1,832,000)

Foreign currency translation adjustment	-	-	-	-

Comprehensive loss	$(9,890,000)	$(1,454,000)	$(10,088,000)	$(1,832,000)

Basic earnings loss per share	$(0.08)	$(0.01)	$(0.09)	$(0.02)

Diluted earnings loss per share	$(0.08)	$(0.01)	$(0.09)	$(0.02)

Basic weighted average shares outstanding:	116,711,813	112,469,385	116,681,665	108,374,698

Diluted weighted average shares outstanding:	116,711,813	112,469,385	116,681,665	108,374,698

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007 (unaudited)

	2008	2007

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(10,088,000)	$(1,832,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	287,000	245,000
Provision for bad debt	-	10,000
Loss on impairment of fixed assets	196,000	-
Deferred revenue	(17,000)	(319,000)
Amortization of discount on convertible notes	831,000	478,000
Loss on the early extinguishment of debt	1,253,000	-
Stock compensation	503,000	345,000
Change in value of derivative financial instruments	2,881,000	(1,172,000)
Changes in assets and liabilities:
Accounts receivable	169,000	(260,000)
Inventory	(316,000)	(963,000)
Other current assets	170,000	28,000
Other assets	119,000	-
Accounts payable	(79,000)	168,000
Accrued expenses	123,000	74,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(3,968,000)	(3,198,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(151,000)	(113,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	(151,000)	(113,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	2,330,000	3,615,000
Line of credit, net	2,284,000	50,000
Repayment of notes payable and capital lease obligations	(169,000)	(231,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,445,000	3,434,000

NET INCREASE IN CASH	326,000	123,000

Cash, beginning of period	210,000	228,000

Cash, end of period	$536,000	$351,000

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007 (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES

	2008	2007
CASH
Interest paid	$286,000	$92,000

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

125,000 shares issued to investor to settle commitment fee liability	$-	$60,000

6,730,032 shares issued on conversion of debt and accrued interest	$-	$792,000

Property acquired under capital lease obligations and notes payable	$174,000	$135,000

Reclassification of warrants to additional paid in capital (Note 12)	$-	$2,684,000

Fees paid to holder in conjunction with the issuance of convertible note	$-	$350,000

Offering costs charged to additional paid in capital	$-	$35,000

Fair value of embedded conversion option bifurcated from $4M convertible note	$-	$2,603,000

Warrants issued to investor	$-	$797,000

Fees to holder settled in common stock in conjunction with issuance of $4M convertible note	$-	$76,000

Debt issue costs recorded on issuance of 1,280,000 warrants	$431,000	$-

Debt issue costs recorded on issuance of 100,000 shares	$35,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
Six Months Ended June 30, 2008 (unaudited)

	COMMON STOCK				Accumulated
			Additional		other
			paid in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance, December 31, 2007	116,584,428	$117,000	$8,133,000	$(14,117,000)	$5,000	$(5,862,000)

Net loss	-	-	-	(10,088,000)	-	(10,088,000)

Reclassification of warrants to derivative financial instruments	-	-	(1,904,000)	-	-	(1,904,000)

Stock compensation: options awarded to employees and consultants (Note 5)	232,000	-	503,000	-	-	503,000

Balance, June 30, 2008	116,816,428	$117,000	$6,732,000	$(24,205,000)	$5,000	$(17,351,000)

The accompanying notes are an integral part of the consolidated financial statements.

TXP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

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

The Company was originally formed in Nevada in June of 1994 under the name Cyber Synergy, Inc. to develop stock market related software applications. The Company’s corporate name has changed several times to date including in November 1999 to “Jesse Livemore.com” and in December 2001 to “Stock Market Solutions, Inc.” and in April of 2006 to “YTXP Corporation”. On April 28, 2006, the reverse merger between the wholly owned subsidiary of Stock Market Solutions, Inc. was consummated with Texas Prototypes, Inc., a private company. The transaction was treated as a recapitalization of Texas Prototypes, Inc., with Texas Prototypes, Inc. treated as the accounting acquirer and continuing reporting entity. A change of control was deemed to have occurred as a result of the transaction. In June of 2006, the articles of incorporation were amended and the Company's name was changed to TXP Corporation (See Note 2, Merger and Recapitalization).

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

Consolidation

As of June 30, 2008, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At June 30, 2008 and December 31, 2007, the cash balance at our financial institution exceeded the insured limits by $492,000 and $215,000, respectively.

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

On October 11, 2006, TXP entered into a securities purchase agreement which provided for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) The Company is obligated to file the registration statement no later than December 15, 2006 and to use its best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  The Company obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared TXP's registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants. On June 17, 2008, the investor agreed to waive its registration rights, as well as its “piggy-back” registration rights, with respect to the shares and the shares underlying the warrants issued pursuant to the October 2006 securities purchase agreement. In exchange, the Company agreed to adjust the exercise prices of the warrants to $0.20 per share.

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

On September 6, 2007, TXP entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES). The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of June 30, 2008, an aggregate of $112,000 in liquidated damages has accrued and been recorded as an expense.

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

On May 29, 2008, TXP entered into a registration rights agreement with YA Global providing for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants (See NOTE 12-CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES) within 30 days of receipt of written demand of YA Global. TXP is obligated to use its best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may permanently be sold. In the event of a default of its obligations under the registration rights agreement, including TXP’s agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 120 days of filing, TXP will be required pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the debentures. Notwithstanding the foregoing, TXP shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by TXP, if any, shall be 24% of the aggregate purchase price paid by YA Global pursuant to the May 2008 purchase agreement.

On June 5, 2008,  we and YA Global entered into Amendment No. 2 to the Registration Rights Agreement dated as of March 30, 2007 pursuant to which the scheduled filing date of the registration statement required to be filed by us was revised from 180 days from the second closing date of December 13, 2007 to no later than 30 days after receipt of written demand from YA Global; provided that, YA Global may only deliver such written demand on or after July 7, 2008.

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

Prototyping-Photonics/Optoelectronics services typically consist of assembling and designing optical and optical related products in accordance with the customer provided design specifications. TXP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, services have been performed, the sales price is fixed or determinable and is probable. These criteria are generally met after an internal quality control review of the product and at the time product is shipped.

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

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. On March 26, 2008, an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares. As of June 30, 2008, 8,331,437 stock options and 2,000,576 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $219,000 of stock compensation expense in selling, general and administrative expense in the statement of operations for quarter ended June 30, 2008.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,890,000 for the quarter ended June 30, 2008. Additionally, as previously filed in form 10KSB/A on April 16, 2008 for the period ended December 31, 2007 the Company incurred a net loss of $8,927,000. As of those dates, the Company’s current liabilities exceeded current assets by $3,131,000 and $1,622,000 respectively and total liabilities exceed total assets by $17,351,000 and $5,862,000, respectively. Further, during 2007 and 2008 the Company violated certain provisions of a loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt including principal and accrued interest. During 2007 and 2008, the Company was in default due to failure to maintain debt coverage, debt-to-net-worth and current ratios as provided for in the loan agreement. The Company has entered into forbearance agreements with the lending institution which waived non-compliance of the covenants as explained in Note 8.

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 (the “First Closing”), a $1,500,000 Debenture was issued on August 14, 2008 (the “Second Closing”) (See NOTE 18 – SUBSEQUENT EVENTS), and a $1,250,000 Debenture is intended to be issued on or about October 15, 2008 (the “Third Closing”). (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES). However, the third closing contains conditions to closing and may not occur.  Under the Purchase Agreement, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before October 15, 2008, then the Third Closing will not occur.

The Company negotiated a factoring agreement for its Accounts Receivable which will provide the Company with some additional working capital. (SEE NOTE 18 –SUBSEQUENT EVENTS) However, the cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, continues to be significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will need to raise additional funds by the fourth quarter 2008. To obtain funds to continue our operations, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern beyond the middle of the 4th quarter of 2008. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 4 - RELATED PARTY TRANSACTIONS

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

On February 6, 2008, the Company entered into a non-exclusive and non-assignable Manufacturer’s Representative Agreement with Marsh Technologies, Inc., an entity partially owned and controlled by Michael Shores, the Company’s President and Chief Executive Officer, pursuant to which the Company engaged Marsh as an independent sales representative for the sale of the Company’s products and/or services. In exchange for such services, the Company will pay to Marsh, in cash or in restricted shares of common stock, commissions equal to (i) 1% of ONT sales, (ii) 3% of prototyping and engineering services sales, and (iii) 4% on retrofit kit sales. At June 30, 2008, Marsh Technologies had not sold any of the Company's products and/or services.

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

In the second quarter of 2008, the Company awarded a total of 162,500 free-trading shares of common stock to employees and consultants in consideration of services performed on our behalf.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the six months ended June 30, 2008 is presented in the following table.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (years)
Outstanding at January 1, 2008	5,458,270	$.33	1,690,000	9.25

Granted	3,639,400	$.48
Exercised	-
Forfeited	724,011
Expired	42,222

Outstanding at June 30, 2008	8,331,437	$0.40	$(416,572)	9.13

Exercisable at June 30, 2008	714,232	$0.32	$21,427	8.30

The Company adopted SFAS No. 123R effective January 1, 2006. In the Company's statement of operations for the quarter ended June 30, 2008 it recorded a total of $219,000 of compensation cost for stock option share-based payment arrangements and the issuance of free trading shares. No stock options were exercised during the quarter ended June 30, 2008.

The fair value of stock options is determined using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow it to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the 3 year U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends. There were no options issued during the second quarter of 2008.

As of June 30, 2008 there was $1,587,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.13 years.

NOTE 6 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

For the quarter ended June 30, 2008 and 2007

	2008	2007
Numerator:
Net loss available to common stockholders	$(9,890,000)	$(1,454,000)

Denominator:
For basic net income per share - weighted average shares	116,711,813	112,469,385
Dilutive potential securities	-	-

Denominator for diluted net income per share-- adjusted weighted average shares	116,711,813	112,469,385

Basic net loss per share	$(0.08)	$(0.01)

Diluted net loss per share	$(0.08)	$(0.01)

For the quarters ended June 30, 2008 and 2007, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of TXP's common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	2008	2007
Warrants to purchase common shares	27,348,000	13,198,000
Stock options issued under the 2006 incentive stock plan	8,331,437	2,808,929
Convertible Debentures	40,000,000	9,905,246
Total	75,679,437	25,912,175

NOTE 7 – PROPERTY AND EQUIPMENT

Components of property, plant and equipment at June 30, 2008 and December 31, 2007 follows:

	June 30, 2008	December 31, 2007

Machinery and Equipment	$2,730,000	$2,645,000
Computers	213,000	184,000
Software	719,000	711,000
Vehicles	12,000	12,000
Furniture and fixtures	183,000	183,000
Leasehold improvements	77,000	74,000
	3,934,000	3,809,000

Less: accumulated depreciation	(1,455,000)	(1,168,000)
Total Property & Equipment	$2,479,000	$2,641,000

Depreciation expense totaled $287,000 for the six months ended June 30, 2008 and $513,000 for the twelve months ended December 31, 2007. For the six months ended June 30, 2008 a non-cash charge of $196,000 was incurred for certain that was deemed to have an impaired value. The fair value of this equipment was determined by competitive bids received through an equipment broker. The Company has elected not to dispose of the equipment at this time.

NOTE 8 - LINES OF CREDIT

Line of Credit June 1, 2007

On June 1, 2007 TXP renewed its revolving line of credit for $500,000. The line of credit has a one-year term with a variable interest rate of prime plus 2%. The line of credit is secured by all assets of the Company. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this loan (See NOTE 4). Interest payments are due monthly beginning July 1, 2007 and the principal is due when the one-year term expires. The line of credit has provisions that the maximum TXP may have outstanding is $500,000 or 70% of the borrowing base, whichever is less. The borrowing base is defined as the value of accounts receivable less than 90 days past their invoice date. TXP was in compliance with these provisions as of June 30, 2008 and December 31, 2007. The revolving line of credit also has financial and non-financial covenants. A summary of the significant covenants are as follows:

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

At June 30, 2008, the Company was in default due to failure to maintain a debt coverage ratio as provided for in the loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt under this note including principal and accrued interest. However, the lending institution and TXP entered into a forbearance agreement on August 3, 2006 which waived non-compliance of this covenant so long as the Company maintained the debt-to-net-worth ratio and current ratio as provided for in the loan agreement. Additionally, as of June 30, 2008, the debt-to-net-worth and the current ratio are no longer in compliance with the loan agreement. The balance outstanding on the note at June 30, 2008 and December 31, 2007 was $500,000 and $400,000, respectively. The lending institution and TXP entered into a forbearance agreement on November 13, 2007 which waived non-compliance of the current ratio covenant so long as the Company maintains the debt-to-net-worth ratio. On March 31, 2008 the lending institution and TXP entered into another forbearance agreement pursuant to which the lending institution waived the Company's inability to maintain the required ratio financial covenants of the line of credit agreement dated June 1, 2007.

Line of Credit November 15, 2006

The Company consummated a loan agreement dated as of August 3, 2006 with a financial institution pursuant to which the institution extended a line of credit to the Company in an aggregate amount of $1,000,000 to be used by the Company for working capital and general corporate purposes. On December 21, 2006, the Company consummated a second loan agreement with the same financial institution dated as of November 15, 2006 which renews and supersedes the prior loan agreement dated as of August 3, 2006 and increased the Company's line of credit from $1,000,000 to $3,000,000 to be used by the Company for working capital and general corporate purposes. On August 14, 2007, the line of credit was amended to increase the Line from $3,000,000 to $3,500,000. The loan accrues interest at the Wall Street Journal Prime Rate or 8% per annum, whichever is higher, rounded to the nearest .00125%. All principal and accrued and unpaid interest is due on August 3, 2008. The Company's obligations under the loan agreement are secured by a pledge of marketable securities by an investor of the Company (as more fully discussed in NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES under the subheadings “July 2006 Warrants” and “October 2006 Warrants” In addition, the Company's obligations under the loan agreement are further guaranteed personally and through the pledge of an aggregate of 8,520,000 shares of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer.

On February 25, 2008, the Company consummated a fourth Loan Agreement (the “Loan Agreement”) dated as of February 14, 2008 with FBCC which renews and supersedes the prior Loan Agreement dated as of August 14, 2007 and increased the Company’s line of credit from $3,500,000 to $5,100,000 (the “Loan”) to be used by the Company for working capital and general corporate purposes. The entire Loan bears interest at a rate of 8.00% per annum rounded to the nearest .00125% and all principal, and accrued and unpaid interest, is due on January 16, 2009. The Company’s obligations under the Loan Agreement are secured by a pledge of an aggregate of $6,375,000 in Collateral by the Investor, James Von Ehr, II. In addition, the Company’s obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 4,000,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer. As of June 30, 2008 and December 31, 2007, the balance outstanding on the line of credit was $5,084,000 and $2,900,000, respectively.

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

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company's Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. The balance outstanding on this note at June 30, 2008 and December 31, 2007 was $67,000 and $144,000, respectively.

In November of 2007, TXP entered into a Finance and Security Agreement for $174,000 with Verizon Credit Inc. (VCI) to purchase telecommunications equipment. The note pays interest at a rate equal to 9.9% per annum. The principal amount and all accrued and unpaid interest is due on or prior to December 31, 2010. TXP provided a down payment of $50,000 to VCI and VCI was granted a security interest in the equipment. The balance outstanding on this note at June 30, 2008 and December 31, 2007 was $143,000 and $0, respectively.

NOTE 10 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments were $2,000 and began in June of 2005. The balance outstanding at June 30, 2008 and December 31, 2007 was $0 and $10,000, respectively. The lease had been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at June 30, 2008 and December 31, 2007 was $7,000 and $12,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at June 30, 2008 and December 31, 2007 was $3,000 and $10,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at June 30, 2008 and December 31, 2007 was $34,000 and $41,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-six month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at June 30, 2008 and December 31, 2007 was $33,000 and $41,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In April of 2007, TXP entered into a standard lease agreement for $31,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $1,000 and began in April of 2007. The balance outstanding at June 30, 2008 and December 31, 2007 was $21,000 and $25,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In July of 2007, TXP entered into a standard lease agreement for $65,000 to lease certain equipment. The lease has a twenty-four month term and is secured by the equipment. Monthly lease payments are $3,000 and began in July of 2007. The balance outstanding at June 30, 2008 and December 31, 2007 was $33,000 and $51,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In August of 2007, TXP entered into a standard lease agreement for $100,000 to lease certain software. The lease has a sixty month term and is secured by the software. Monthly lease payments are $2,000 and began in September of 2007. The balance outstanding at June 30, 2008 and December 31, 2007 was $88,000 and $95,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of June 30, 2008:

Year	Amount

04/01/08 - 12/31/2008	$73,000
01/01/09 - 12/31/2009	112,000
01/01/10 - 12/31/2010	40,000
01/01/10 - 12/31/2011	26,000
01/01/10 - 12/31/2012	21,000
Total Minimum Lease Payments	272,000

Less amounts representing interest	(53,000)
Present Value of Minimum Lease Payments	$219,000

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

There are two ways this convertible debenture can be converted to common stock of TXP. First, the debentures are convertible at a fixed price of $0.157 per share (“Fixed Price”) as provided for under the secured debenture agreement. Specifically, the Fixed Price was calculated at 110% of a post-money market capitalization of $15 million (which shall be calculated by dividing the product of 110% times 15,000,000 by the total outstanding capital stock of TXP on a fully-diluted basis as of the date TXP's common stock is first quoted on the principal market). Second, the debentures are convertible at an amount equal to 80% of the volume weighted average price of TXP's common stock, as quoted by Bloomberg, LP, for the five days immediately preceding the conversion date (“Variable Price”). The conversion price elected will be the lower of fixed or variable price at the date of election to convert by the holder. The conversion term expired on August 25, 2007.

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

In addition, on June 5, 2006 the Company issued to YA Global an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to YA Global on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. The Company reviewed EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. The Company recorded a gain on extinguishment debt of $630,000 in the consolidated statements of operations as a result of the modification. On October 11, 2006, the Company exercised its right to redeem the June 5, 2006 convertible debenture.

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

The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 the warrants issued to YA Global on June 5, 2006 were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

On June 17, 2008, the investor agreed to waive its registration rights, as well as its “piggy-back” registration rights, with respect to the shares and the shares underlying the warrants issued pursuant to the October 2006 securities purchase agreement. In exchange, we agreed to adjust the exercise prices of the warrants to $0.20 per share.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

The $4,000,000 convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value of the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction with the note. These discounts were being amortized over the life of the note for three years. Additionally, the $1,000,000 convertible debenture was originally discounted by $509,000. The discount included fees paid to the lender of $80,000 and 48,781 shares of common stock valued at $15,000. Additionally, the note was further discounted by $413,000 upon bifurcation and recording at fair value of the embedded conversion option. These discounts were also being amortized over the life of the note for three years.

In conjunction with the Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed below), we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008.

To determine the correct accounting for effect of this transaction on the existing debentures we reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect on a present value basis exceeded 10%. Therefore, we recorded a loss on extinguishment debt of $1,253,000 in the consolidated statements of operations as a result of the modification. Additionally, we recorded the re-issuance of the convertible debentures on May 29, 2008. The $4,000,000 convertible note was issued with a discount of $2,750,000. This discount includes $1,630,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,120,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At June 30, 2008 the $4,000,000 convertible debenture had balance of $1,375,000 net $2,625,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender. The $1,000,000 convertible note was issued with a discount of $568,000 with the entire amount being the fair value of the embedded conversion option. At June 30, 2008, the $1,000,000 convertible debenture had balance of $451,000 net $549,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender.

Additionally, the Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

On June 5, 2008,  we and YA Global entered into Amendment No. 2 to the Registration Rights Agreement dated as of March 30, 2007 pursuant to which the scheduled filing date of the registration statement required to be filed by us was revised from 180 days from the second closing date of December 13, 2007 to no later than 30 days after receipt of written demand from YA Global; provided that, YA Global may only deliver such written demand on or after July 7, 2008.

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

The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

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

December 2007 Agreement

On December 28, 2007, the Company entered into an Agreement with an accredited investor pursuant to which the Company will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on the Company’s behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.40 per share.

As additional consideration of the investor’s agreement to pledge the Collateral to a Lender, on or prior to the Closing Date the Company will pay to the investor a one-time commitment fee through the issuance of 100,000 restricted shares of common stock. In addition, the Company and the investor agreed to extend the permitted maturity dates of the Loans previously received by the Company from the Lender as set forth in the agreements entered into between the Company and the Investor on July 28, 2006 and October 12, 2006, from July 28, 2008 and October 12, 2007, respectively, to January 16, 2009.

The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

May 2008 Securities Purchase Agreement

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 (the “First Closing”), a $1,500,000 Debenture was issued August 14, 2008 (the “Second Closing”) (See NOTE 18 – SUBSEQUENT EVENTS), and a $1,250,000 Debenture will be issued on or about October 15, 2008 (the “Third Closing”). In addition, the Purchase Agreement provides for the issuance by us to YA Global of five-year warrants (the “Warrants”) to purchase an aggregate of 17,000,000 shares of common stock, of which a warrant to purchase 8,870,000 shares of common stock was issued on the First Closing, a warrant to purchase 4,430,000 shares of common stock will be issued on the Second Closing, and a warrant to purchase 3,700,000 shares of common stock will be issued on the Third Closing, each exercisable into common stock a price equal to $0.20 per share, subject to adjustment as set forth in the Warrants (the “Exercise Price”).

The Debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate equal to 12% per annum. In addition, the Debentures are convertible at any time into shares of common stock at a conversion price per share equal to $0.20, subject to adjustment as set forth in the Debentures (the “Conversion Price”). Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the Debentures in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the Conversion Price, or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. Moreover, we have the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that no event of default has occurred or is continuing.

This $3,000,000 convertible note was discounted by $3,000,000 since the total discount fees including the embedded conversion option and warrants exceeded totaled $4,449,000. The difference of $1,449,000 was recorded as a Change in the fair value of derivative financial instrument” and recognized as an expense during the current reporting period. The discount included $660,000 in fees paid to the lender and $10,000 in legal fees. Additionally, the note was further discounted by $2,200,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,777,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At June, 2008, the convertible debenture had balance of $83,000 net $2,917,000 of unamortized discount. The effective interest rate on the debenture is 19.4% compared to the stated interest of 12% which takes into account the debt discount and issue costs related to the debenture.

Our obligations under the Purchase Agreement and the Debentures are secured by all of our intellectual property and assets; provided that, the security interest in the Company’s assets is second in priority to certain liens granted by the Company in favor of First Community Bank (f/k/a First Bank of Canyon Creek). In addition, Michael C. Shores, our President and Chief Executive Officer, has guaranteed the Company’s obligations under the Purchase Agreement and the Debentures up to a maximum of $500,000; provided that, such guaranty will terminate when we have entered into a replacement loan to the Company’s $500,000 line of credit with First Community Bank on similar terms and we have received proceeds from such loan of at least $500,000.

Under the Purchase Agreement, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before October 15, 2008, then the Third Closing will not occur and YA Global will have the right to require us to sell the business or the assets of our iPhotonics business unit before December 31, 2008. We shall apply at least 80% of the proceeds of any such sale directly from the sale towards the redemption of the Debentures.

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold or may permanently be sold. In the event of a default of its obligations under the Registration Rights Agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the Registration Statement is not declared effective within 120 days of filing, we will be required pay to YA Global, as liquidated damages (“Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Debentures. Notwithstanding the foregoing, we shall not be liable for Liquidated Damages with respect to any Warrants or warrant shares and the maximum aggregate Liquidated Damages payable to YA Global by us, if any, shall be 24% of the aggregate purchase price paid by YA Global pursuant to the Purchase Agreement.

On May 29, 2008, Mr. Shores granted YA Global a five-year option to purchase an aggregate of 35,000,000 shares of common stock of our company beneficially owned by Mr. Shores at an exercise price equal to $0.01 per share, of which the option to purchase 18,261,000 shares vested on the First Closing, the option to purchase 9,130,000 shares vests on the Second Closing, and the option to purchase 7,609,000 shares vests on the Third Closing.

May 2008 Amendments with YA Global

On May 29, 2008 we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008.

Summary of Secured Convertible Notes and Warrants

Presented below is summary of the secured convertible notes and warrants at June 30, 2008:

			Fair Value of
	Principal	Unamortized	Derivative	Accrued
Description of Convertible Notes:	Balance	Discount	Instrument	Interest
March 2007 Secured Convertible Note	$4,000,000	$2,625,000	$3,580,000	$329,000
December 2007 Secured Convertible Note	$1,000,000	$549,000	$976,000	$44,000
May 2008 Secured Convertible Note	$3,000,000	$2,917,000	$3,426,000	$11,000

Total	$8,000,000	$6,091,000	$7,982,000	$384,000

Fair Value of
Derivative
Description of Warrant	Instrument
June 2006 warrants; 3,700,000 @ $.20	$847,000
July 2006 warrants; 320,000 @ $.50	$52,000
October 2006 warrants; 640,000 @ $.50	$108,000
October 2006 warrants; 2,343,750 @ $.50	$395,000
October 2006 warrants; 2,343,750 @ 1.00	$266,000
March 2007 warrants; 3,850,000 @ $.20	$1,010,000
September 2007 warrants; 1,000,000 @ $.65	$205,000
September 2007 warrants; 1,000,000 @ $.75	$195,000
September 2007 warrants; 1,000,000 @ $.85	$187,000
September 2007 warrants; 1,000,000 @ $1.00	$177,000
December 2007 warrants; 1,280,000 @ $.40	$432,000
May 2008 warrants; 8,870,000 @ $.20	$2,708,000

Total Warrants	$6,582,000

Total Convertible Notes and Warrants	$14,564,000

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

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions for the Convertible Notes:

	$3 Million	$1 Million	$4 Million
	Note	Note	Note
Expected volatility	80%	59%	55%
Expected Term (years)	2.9	2.5	1.8
Risk-free interest rate	2.36%	2.36%	2.36%
Expected dividend yield	0%	0%	0%

Expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow the Company to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends. The Company used the same methodology to determine the fair value of the derivatives for the warrants listed above.

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

In June of 2008, the Company issued 112,000 shares of common stock to an employee as compensation for general employment with the Company.

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

Year	Amount

07/01/08 - 12/31/2008	$165,000
01/01/09 - 12/31/2009	335,000
01/01/10 - 12/31/2010	70,000
Total Payments	570,000

Rent expense for the six months ended June 30, 2008 and 2007 amounted to $164,000 and $152,000, respectively.

NOTE 15 - MAJOR CUSTOMERS

During the six months ending June 30, 2008 and 2007, TXP had sales to five customers which amounted to 69% and 61% of net sales, respectively. Tellabs Inc. and Avanex Corporation accounted for 28% and 18% respectively of net sales through the second quarter 2008 while no other customer accounted for more than 10% of net sales for 2008. Tellabs Inc and AMX Corporation accounted for 29% and 13% respectively of net sales in 2007 while no other customer accounted for more than 10% of net sales for 2007.

NOTE 16 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. On March 26, 2008 an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares. As of June 30, 2008, 8,331,437 stock options and 2,000,576 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $219,000 of stock compensation expense in selling, general and administrative expense in the statement of operations for quarter ended June 30, 2008.

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

NOTE 18 - SUBSEQUENT EVENTS

Second Closing of May 2008 Securities Purchase Agreement

As previously reported, on May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008. On August 14, 2008, the Company issued a $1,500,000 Debenture pursuant to the second closing contemplated by this agreement.

Factoring and Security Agreement

On August 13, 2008,  TXP Corporation (the “Company”) entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Landry Marks Partners, L.P. (“Landry”) pursuant to which Landry shall have to option to purchase certain account receivables (the “Purchased Accounts”) from the Company, from time to time on a revolving basis, up to a maximum amount of $1,500,000 at any one time (the “Purchase Price”), of which, in the initial purchase(s) from Landry (i) $500,000 will be used by the Company to repay, in full, that certain revolving line of credit with First Bank of Canyon Creek; and (ii) $750,000 will be used by the Company to redeem certain outstanding convertible notes previously issued to YA Global Investments, L.P. (“YA Global”). The Company granted a first priority security interest to Landry in all of the Purchased Accounts, future acquired accounts, and all other rights of payment owed to the Company, which will become effective when the revolving line of credit with First Bank of Canyon Creek is repaid.

Under the Factoring Agreement, Landry may require the Company to repurchase, within 5 business days after written demand from Landry, or charge the Reserve Account (as defined below) (i) any Purchased Account the payment of which has been disputed by an account debtor obligated thereon; (ii) any Purchased Account owing from an account debtor which in Landry’s reasonable judgment has become insolvent; (iii) all Purchased Accounts upon the occurrence of an event of default under the Factoring Agreement; and (iv) any Purchased Account which remains unpaid beyond 60 days from the date the Purchased Account was purchased by Landry or 90 days from the invoice date of such Purchased Account, whichever is earlier.

The Company is required to maintain a reserve account (the “Reserve Account”) with Landry representing an unpaid portion of the Purchase Price in an amount equal to 15% multiplied by the unpaid balance of the Purchased Accounts (the “Required Reserve Amount”). The Company is required to pay to Landry, on demand, any amount by which the Reserve Account is less than the Required Reserve Amount. Landry may charge the Reserve Account with any obligation owed by the Company to Landry under the Factoring Agreement. In addition, so long as no event of default of the Company has occurred and is continuing, the Company may request that Landry pay to the Company any amount by which the Reserve Account exceeds the Required Reserve Amount; provided that, the Company shall be entitled to make such demand not more than twice in any one calendar month.

The Purchase Price for each Purchased Account shall be discounted by 2% of the face amount due on a Purchased Account at the time of purchase. A discount in the amount of 1% of the face amount of any Purchased Account shall be paid by the Company to Landry on all Purchased Accounts not closed within 45 days after the purchase, and every 15 days thereafter, which amount may also be charged against the Reserve Account until such Purchased Account has closed. In addition, an amount equal to 15% of the amount of any payment on a Purchased Account which has been received by the Company and not delivered to Landry on the second business day following receipt by the Company, shall be paid by the Company or charged against the Reserve Account immediately upon accrual. Moreover, 15% of the face amount of any Purchased Account in which an invoice that is sent by the Company to Landry fails to contain a notice of assignment to Landry shall be paid by the Company to Landry or charged against the Reserve Account immediately upon accrual.

Intercreditor and Subordination Agreement

On August 13, 2008, the Company entered into an Intercreditor and Subordination Agreement with Landry and YA Global pursuant to which YA Global’s first priority security interests in all of the Company’s assets granted under the March 2007 and May 2008 Security Agreements will be subordinated to Landry’s first priority security interest granted under the Factoring Agreement with respect to all of the Purchased Accounts, future acquired accounts, and all other rights of payment owed to the Company. In addition, YA Global shall have the right to purchase from Landry all of Landry’s debt owed by the Company to Landry under the Factoring Agreement for cash equal to the outstanding principal amount of such debt plus accrued and unpaid interest.

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-KSB filed by us in 2007 and any Current Reports on Form 8-K filed by us.

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

On October 11, 2006, we entered into a securities purchase agreement which provided for the filing of a registration statement by the us with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2006 and to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  We obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants. On June 17, 2008, the investor agreed to waive its registration rights, as well as its “piggy-back” registration rights, with respect to the shares and the shares underlying the warrants issued pursuant to the October 2006 securities purchase agreement. In exchange, we agreed to adjust the exercise prices of the warrants to $0.20 per share.

On March 30, 2007, we entered into a securities purchase agreement which provided for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the notes and exercise of the warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the notes and exercise of the warrants have been sold. In the event of a default of our obligations under the registration rights agreements, including our agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 90 days of filing we are required pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the notes. Notwithstanding the foregoing, we shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by us, if any, shall be 15% of the aggregate purchase price paid by YA Global pursuant to the purchase agreement. On December 13, 2007, we and YA Global entered into Amendment No. 1 to the Registration Rights Agreement pursuant to which the scheduled filing date was revised to 180 calendar days from December 13, 2007. On June 5, 2008,  we and YA Global entered into Amendment No. 2 to the Registration Rights Agreement dated as of March 30, 2007 pursuant to which the scheduled filing date of the registration statement required to be filed by us was revised from 180 days from the second closing date of December 13, 2007 to no later than 30 days after receipt of written demand from YA Global; provided that, YA Global may only deliver such written demand on or after July 7, 2008.

On September 6, 2007, we entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price of the shares and warrants, in cash or, at the investor's election, in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of June 30, 2008, an aggregate of $112,000 in liquidated damages has been accrued and been recorded as an expense.  As of August 14, 2008, an aggregate of $142,000 in liquidated damages has been accrued.

On May 29, 2008, we entered into a registration rights agreement with YA Global providing for the filing of a registration statement with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 120 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may permanently be sold. In the event of a default of its obligations under the registration rights agreement, including our agreement to file the registration statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the registration statement is not declared effective within 120 days of filing, we will be required pay to YA Global, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the debentures. Notwithstanding the foregoing, we shall not be liable for liquidated damages with respect to any warrants or warrant shares and the maximum aggregate liquidated damages payable to YA Global by us, if any, shall be 24% of the aggregate purchase price paid by YA Global pursuant to the May 2008 purchase agreement.

We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable

To determine the correct accounting for effect of this transaction on the existing debentures we reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect on a present value basis exceeded 10%. Therefore, we recorded a loss on extinguishment debt of $1,253,000 in the consolidated statements of operations as a result of the modification. And we recorded the re-issuance of the convertible debentures on May 29, 2008.

Additionally, the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

Results of Operations

Three months ended June 30, 2008 (“2008”) as compared to the three months ended June 30, 2007 (“2007”)

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

Total revenues increased .5% from $3,296,000 for the three months ended June 30, 2007 to $3,311,000 for the three months ended June 30, 2008, or by $15,000. Material supply chain management services decreased .1% from $1,409,000 in 2007 to $1,407,000 in 2008. Prototyping and assembly services decreased 28.8% from $1,838,000 for the three months ended June 30, 2007 to $1,309,000 for the three months ended June 30, 2008. Revenues from sales of retrofit kits increased from $0 in 2007 to $330,000 in 2008. We also had revenues of $49,000 related to gigabit passive optical network (GPON) and broadband passive optical network (BPON) ONT product and accessory sales for the three months ended June 30, 2007 compared to $265,000 for the three months ended June 30, 2008, as the iPhotonics group was not formed until late fourth quarter of 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new retrofit solutions and iPhotonics offerings including GPON and BPON development services and product and accessory sales. We expanded our customer base from 129 in 2007 to 139 in 2008. Total active customers for the quarters ended June 30, 2007 and 2008 were 48 and 59, respectively. Our top five customers accounted for 61% of revenue in 2007 and 69% of revenue in 2008.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $2,008,000 for the three months ended June 30, 2007 to $2,118,000 for the three months ended June 30, 2008, or by $110,000. Other direct material costs and production supplies increased from $1,450,000 in 2007 to $1,555,000 in 2008, or by $105,000. Manufacturing overhead and labor cost increased from $506,000 for the three months ended June 30, 2007 to $517,000 for the three months ended June 30, 2008, or by $11,000. Depreciation charged to cost of sales decreased slightly from $52,000 for the three months ended June 30, 2007 to $47,000 for the three months ended June 30, 2008 as certain assets acquired in 2002 and 2003 are fully depreciated.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Gross profit decreased from $1,288,000 for the three months ended June 30, 2007 to $1,193,000 for the three months ended June 30, 2008, or by $95,000. This decrease is attributed to a higher percentage of projects requiring a turn-key solution.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. Selling general administrative expenses increased by $590,000 from $1,048,000 for the three months ended June 30, 2007 to $1,639,000 for the three months ended June 30, 2008. Personnel costs increased from $620,000 for the three months ended June 30, 2007 to $996,000 for the three months ended June 30, 2008, or by $376,000. This increase in personnel costs is primarily driven by increased headcount from 2007 to 2008. Other drivers of the increased cost for selling, general and administrative expenses include increases in legal fees of $70,000, professional fees of $66,000 and of $61,000 of non-registration liquidated damages accrued through June 30, 2008, as previously discussed in the “Accounting for Convertible Debentures, Warrants and Derivative Instruments” section of Item 2.

Research and Development

Research and development consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our optical network terminals. Research and development increased from $1,261,000 for the three months ended June 30, 2007 to $1,365,000 for the three months ended June 30, 2008 as our iPhotonics' business unit continued in the development of our next generation optical network terminals.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $37,000 for the three months ended June 30, 2007 to $59,000 for the three months ended June 30, 2008. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $457,000 for the three months ended June 30, 2007 to $894,000 for the three months ended June 30, 2008, or by $437,000. Approximately $205,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to YA Global. Additionally, interest expense on our lines of credit increased by $75,000 as we increased the lines of credit by $3,250,000 from June 30, 2007 to June 30, 2008.

Change in Fair Value of Derivative Financial Instruments

Loss from change in fair value of derivative financial instruments (DFI) was $5,677,000 for the three months ended June 30, 2008 compared to $61,000 in income for the three months ended June 30, 2007. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Six months ended June 30, 2008 (“2008”) as compared to the six months ended June 30, 2007 (“2007”)

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

Total revenues increased 6% from $5,480,000 for the six months ended June 30, 2007 to $5,808,000 for the six months ended June 30, 2008, or by $328,000. Material supply chain management services increased 19.8% from $1,974,000 in 2007 to $2,365,000 in 2008. Prototyping and assembly services decreased 24.5% from $3,106,000 for the six months ended June 30, 2007 to $2,345,000 for the six months ended June 30, 2008. Revenues from sales of retrofit kits increased from $0 in 2007 to $666,000 in 2008. In addition, we had revenues of $332,000 for the six months ended June 30, 2007 related to royalties and design and development services performed by our iPhotonics group which was formed in the fourth quarter of 2006. The entire $332,000 of design and development services revenue is attributable to design and development work performed for Siemens related to completing certain optical network terminal (ONT) development hardware and software releases. The recognition of this revenue was a one-time occurrence in 2007. The Siemens design and development project was consideration given by us in a non-monetary transaction whereby we received certain ONT assets from Siemens (see Note 17 of the unaudited financial statements included herein for further discussion of the non-monetary transaction). We also had revenues of $68,000 related to gigabit passive optical network (GPON) and broadband passive optical network (BPON) ONT product and accessory sales for the six months ended June 30, 2007 compared to $432,000 for the six months ended June 30, 2008, as the iPhotonics group was not formed until late fourth quarter of 2006. The overall increase in revenues is attributed to an increasing customer base, continued demand from existing customers, and our new retrofit solutions and iPhotonics offerings including GPON and BPON development services and product and accessory sales. We expanded our customer base from 129 in 2007 to 139 in 2008. Total active customers for the six months ended June 30, 2007 and 2008 were 40 and 59, respectively. Our top five customers accounted for 61% of revenue in 2007 and 69% of revenue in 2008.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $3,457,000 for the six months ended June 30, 2007 to $4,081,000 for the six months ended June 30, 2008, or by $624,000. Other direct material costs and production supplies increased from $2,099,000 in 2007 to $2,877,000 in 2008, or by $778,000. Included in this increase was $280,000 of excess inventory sold at low margins during the first quarter of 2008.. Manufacturing overhead and labor cost increased from $921,000 for the six months ended June 30, 2007 to $1,101,000 for the six months ended June 30, 2008, or by $180,000, primarily attributable to increased headcount due to expanded operations. Depreciation charged to cost of sales decreased slightly from $104,000 for the six months ended June 30, 2007 to $95,000 for the six months ended June 30, 2008 as certain assets acquired in 2002 and 2003 are fully depreciated. Direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit were $332,000 for the six months ended June 30, 2007 and $0 for the six months ended June 30, 2008.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Gross profit decreased from $2,023,000 for the six months ended June 30, 2007 to $1,727,000 for the six months ended June 30, 2008, or by $296,000. This decrease is driven by a combination of factors including the large amount of inventory sold at low margin as mentioned above, a higher percentage of projects requiring a turn-key solution and $432,000 ONT sales at virtually no margin.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. Selling general administrative expenses increased by $895,000 from $2,250,000 for the six months ended June 30, 2007 to $3,167,000 for the six months ended June 30, 2008. Personnel costs increased from $1,463,000 for the six months ended June 30, 2007 to $2,052,000 for the six months ended June 30, 2008, or by $589,000. This increase in personnel costs is primarily driven by increased headcount from 2007 to 2008. Other drivers of the increased cost for selling, general and administrative expenses include increases in legal fees of $108,000, professional fees of $36,000 and of $112,000of non-registration liquidated damages accrued through the six months ended June 30, 2008, as previously discussed in the “Accounting for Convertible Debentures, Warrants and Derivative Instruments” section of Item 2.

Research and Development

Research and development consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our optical network terminals. Research and development increased from $2,007,000 for the six months ended June 30, 2007 to $2,711,000 for the six months ended June 30, 2008 as our iPhotonics' business unit continued in the development of our next generation optical network terminals. In first quarter 2007, direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit as a result of the “Non-Monetary Exchange Transaction” (Note 17) were recorded as Cost of Sales as described above. These personnel costs were shifted to research and development after March 31, 2007 and account for approximately $332,000 of the increase.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $69,000 for the six months ended June 30, 2007 to $117,000 for the six months ended June 30, 2008. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $701,000 for the six months ended June 30, 2007 to $1,490,000 for the six months ended June 30, 2008, or by $789,000. Approximately $496,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to YA Global. Additionally, interest expense on our lines of credit increased by $131,000 as we increased the lines of credit by $3,250,000 from June 30, 2007 to June 30, 2008.

Change in Fair Value of Derivative Financial Instruments

Loss from change in fair value of derivative financial instruments was $2,881,000 for the six months ended June 30, 2008 compared to $1,172,000 in income for the six months ended June 30, 2007. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2008, we had cash and cash equivalents of $536,000.

As of June 30, 2008, we used $3,968,000 in operating activities compared to using $3,198,000 as of June 30, 2007. Cash used in operating activities as of June 30, 2008 reflects $10,088,000 in net loss, $287,000 in depreciation, $196,000 in loss on impairment of fixed assets, $831,000 in debt discount amortization, $1,253,000 charge for the early extinguishment of debt, $503,000 in stock compensation, $2,881,000 charge due to the change in the fair value of derivative financial instruments and a $17,000 decrease in deferred revenue. Accounts receivable, other current assets, other assets, and accounts payable decreased by $169,000, $170,000, $119,000 and $79,000, respectively, along with an increase accrued expenses of $123,000 to increase working capital by $184,000. Working capital decreased by $316,000 due to an increase in inventory.

Cash used in operating activities during 2007 reflects $1,832,000 in net loss, $245,000 in depreciation, $10,000 in provision for bad debt,$478,000 in debt discount amortization, $345,000 in stock compensation, $1,172,000 in change (credit) in fair value of derivative financial instruments and $319,000 in deferred revenue. Accounts receivable and Inventory increased by $260,000 and $963,000, respectively, to decrease working capital by $1,189,000. TXP obtained cash from working capital changes of $270,000 consisting of increases in accounts payable and accrued expenses of $168,000 and $74,000, respectively, and a decrease in other current assets of $28,000.

As of June 30, 2008, we used $151,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

As of June 30, 2007, we used $113,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

As of June 30, 2008, financing activities provided net cash of $4,445,,000 as the result of the issuance of $3,000,000 in convertible debentures to YA Global offset by fees of $670,000 to secure the transaction, and proceeds from draw downs on our line of credit of $2,284,000 offset by payments on loans and capital lease obligations of $169,000.

As of June 30, 2007, financing activities provided net cash of $3,434,000 as the result of issuances of $4,000,000 in convertible debentures to YA Global partially offset by fees and offering costs incurred of $385,000 to secure the transaction. We received proceeds from draw downs on our lines of credit of $50,000. Total repayments on loans and capital lease obligations amounted to $231,000.

Our consolidated financial statements for the three and six months ended June 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in our annual report on Form 10KSB/A for the year ended December 31,2007 that was filed on April 16, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) on May 29, 2008(as discussed above) the Company continues to need to raise additional financing to fund its operations. The cash required to operate our iPhotonics business unit which was formed in the fourth quarter of 2006 is significant. The formation of the iPhotonics business unit resulted in us adding 35 full-time employees and amending our lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we need to raise additional funds. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, on June 5, 2006 we issued to YA Global an amended and restated convertible debenture, on the same terms and conditions as set forth above which consolidates all outstanding amounts of the convertible debenture issued by Texas Prototypes, Inc. to YA Global on June 15, 2005 in the amount of $550,000, plus accrued and unpaid interest in the amount of $27,000 through June 5, 2006, for the principal sum of $577,000. We reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect (including the changes in fair value of the embedded conversion option) on a present value basis exceeded 10%. We recorded a gain on extinguishment of debt of $630,000 in the consolidated statements of operations as a result of the modification.

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

The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

On June 17, 2008, the investor agreed to waive its registration rights, as well as its “piggy-back” registration rights, with respect to the shares and the shares underlying the warrants issued pursuant to the October 2006 securities purchase agreement. In exchange, we agreed to adjust the exercise prices of the warrants to $0.20 per share.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

The $4,000,000 convertible note was originally discounted by $3,826,000. The discount included $350,000 in fees paid to the lender and 195,122 shares of common stock issued valued at $76,000 based on the closing price of common stock on the date of issuance. Additionally, the note was further discounted by $2,603,000 upon bifurcation and recording at fair value of the embedded conversion option, and by $797,000 representing the fair value of the warrants issued in conjunction with the note. These discounts were being amortized over the life of the note for three years. Additionally, the $1,000,000 convertible debenture was originally discounted by $509,000. The discount included fees paid to the lender of $80,000 and 48,781 shares of common stock valued at $15,000. Additionally, the note was further discounted by $413,000 upon bifurcation and recording at fair value of the embedded conversion option. These discounts were also being amortized over the life of the note for three years.

In conjunction with the Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed below), we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008.

To determine the correct accounting for effect of this transaction on the existing debentures we reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect on a present value basis exceeded 10%. Therefore, we recorded a loss on extinguishment debt of $1,253,000 in the consolidated statements of operations as a result of the modification. Additionally, we recorded the re-issuance of the convertible debentures on May 29, 2008. The $4,000,000 convertible note was issued with a discount of $2,750,000. This discount includes $1,360,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,120,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At June 30, 2008 the $4,000,000 convertible debenture had balance of $1,375000 net $2,625,000 of unamortized discount. . The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender. The $1,000,000 convertible note as issued with a discount of $568,000 with the entire amount being the fair value of the embedded conversion option. At June 30, 2008, the $1,000,000 convertible debenture had balance of $451,000 net $549,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender.

Additionally, the Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

On June 5, 2008,  we and YA Global entered into Amendment No. 2 to the Registration Rights Agreement dated as of March 30, 2007 pursuant to which the scheduled filing date of the registration statement required to be filed by us was revised from 180 days from the second closing date of December 13, 2007 to no later than 30 days after receipt of written demand from YA Global; provided that, YA Global may only deliver such written demand on or after July 7, 2008.

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

The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

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

December 2007 Agreement

On December 28, 2007, the Company entered into an Agreement with an accredited investor pursuant to which the Company will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on the Company’s behalf in favor of First Bank of Canyon Creek, or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.40 per share.

As additional consideration of the investor’s agreement to pledge the Collateral to a Lender, on or prior to the Closing Date the Company will pay to the investor a one-time commitment fee through the issuance of 100,000 restricted shares of common stock. In addition, the Company and the investor agreed to extend the permitted maturity dates of the Loans previously received by the Company from the Lender as set forth in the agreements entered into between the Company and the Investor on July 28, 2006 and October 12, 2006, from July 28, 2008 and October 12, 2007, respectively, to January 16, 2009.

The Company reassessed the classification of all contracts at June 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

May 2008 Securities Purchase Agreement

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 (the “First Closing”), a $1,500,000 Debenture was issued on August 14, 2008 (the “Second Closing”), and a $1,250,000 Debenture will be issued on or about October 15, 2008 (the “Third Closing”). In addition, the Purchase Agreement provides for the issuance by us to YA Global of five-year warrants (the “Warrants”) to purchase an aggregate of 17,000,000 shares of common stock, of which a warrant to purchase 8,870,000 shares of common stock was issued on the First Closing, a warrant to purchase 4,430,000 shares of common stock will be issued on the Second Closing, and a warrant to purchase 3,700,000 shares of common stock will be issued on the Third Closing, each exercisable into common stock a price equal to $0.20 per share, subject to adjustment as set forth in the Warrants (the “Exercise Price”).

The Debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate equal to 12% per annum. In addition, the Debentures are convertible at any time into shares of common stock at a conversion price per share equal to $0.20, subject to adjustment as set forth in the Debentures (the “Conversion Price”). Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the Debentures in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the Conversion Price, or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. Moreover, we have the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that no event of default has occurred or is continuing.

Our obligations under the Purchase Agreement and the Debentures are secured by all of our intellectual property and assets; provided that, the security interest in the Company’s assets is second in priority to certain liens granted by the Company in favor of First Community Bank (f/k/a First Bank of Canyon Creek). In addition, Michael C. Shores, our President and Chief Executive Officer, has guaranteed the Company’s obligations under the Purchase Agreement and the Debentures up to a maximum of $500,000; provided that, such guaranty will terminate when we have entered into a replacement loan to the Company’s $500,000 line of credit with First Community Bank on similar terms and we have received proceeds from such loan of at least $500,000.

Under the Purchase Agreement, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before October 15, 2008, then the Third Closing will not occur and YA Global will have the right to require us to sell the business or the assets of our iPhotonics business unit before December 31, 2008. We shall apply at least 80% of the proceeds of any such sale directly from the sale towards the redemption of the Debentures.

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold or may permanently be sold. In the event of a default of its obligations under the Registration Rights Agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the Registration Statement is not declared effective within 120 days of filing, we will be required pay to YA Global, as liquidated damages (“Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Debentures. Notwithstanding the foregoing, we shall not be liable for Liquidated Damages with respect to any Warrants or warrant shares and the maximum aggregate Liquidated Damages payable to YA Global by us, if any, shall be 24% of the aggregate purchase price paid by YA Global pursuant to the Purchase Agreement.

On May 29, 2008, Mr. Shores granted YA Global a five-year option to purchase an aggregate of 35,000,000 shares of common stock of our company beneficially owned by Mr. Shores at an exercise price equal to $0.01 per share, of which the option to purchase 18,261,000 shares vested on the First Closing, the option to purchase 9,130,000 shares vests on the Second Closing, and the option to purchase 7,609,000 shares vests on the Third Closing.

May 2008 Amendments with YA Global

On May 29, 2008 we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008.

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

Our consolidated financial statements as of June 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in Form 10KSB/A filed on April 16, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company needs to raise additional financing to fund it’s operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we continue to have a requirement to raise additional funds. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down our operations depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2008 and 2007, we generated revenues of $3,311,000 and $3,296,000, respectively. For the six months ended June 30, 2008 and 2007, we generated revenues of $5,808,000 and $5,480,000, respectively. Our accumulated deficit was $24,205,000 at June 30, 2008 and $7,022,000 at June 30, 2007. For the year ended December 31, 2007 and 2006, we generated revenues of $10,986,000 and $8,228,000, respectively. Our accumulated deficit was $14,117,000 at December 31, 2007 and $5,190,000 at December 31, 2006. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

The Company needs to raise additional financing to fund its operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model, of which our iPhotonics business unit is integral and material, we continue to have a requirement to raise additional funds. To obtain funds to continue our iPhotonics activities, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan, including selling the iPhotonics business unit assets or shutting down our operations, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities, especially related to our iPhotonics business unit. If the company cannot secure additional funds, it will not be able to meet its obligations as they come due.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of June 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in our annual report on Form 10KSB/A for the year ended December 31, 2007 that was filed on April 16, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 61% of our net sales in fiscal 2007. Tellabs Inc. and AMX Corporation accounted for 29%, and 13%, respectively, of net sales in 2007, while no other customer accounted for more than 10% of net sales for 2007. During the three and six months ending June 30, 2008, TXP had sales to five customers which amounted to 69% of net sales. Tellabs Inc. and Avanex Corporation accounted for 28% and 18%, respectively, of net sales through the second quarter 2008 while no other customer accounted for more than 10% of net sales for 2008. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales and cause our operating results to suffer.

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

Five companies represented approximately 80% of our net trade accounts receivable at June 30, 2008, with individual percentages for those companies ranging from 6% to 31%. Our original equipment manufacturer customers direct their sales to a relatively limited number of electronics manufacturing services providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

As of June 30, 2008, we had 116,816,428 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, September 6, 2007, December 13, 2007, December 31, 2007 and May 29, 2008, we also had outstanding secured convertible notes and accrued interest that may be converted into approximately 40,000,000 shares of common stock at current market prices. In addition, we had outstanding warrants to purchase 27,348,000 shares of common stock.

The shares underlying the convertible note and warrants have not been registered but we intend to register a portion of such shares under a Form S-1 in 2008. Upon effectiveness of the registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. Even if such shares are not included in a registration statement, these holders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144. The sale of these shares may adversely affect the market price of our common stock. Any substantial sale of our common stock pursuant to a registration statement or pursuant to Rule 144, may have a material adverse effect on the market price of the common stock.

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

Our March and December 2007 convertible notes mature three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning on April 1, 2008, we began to make monthly interest payments and beginning in month eighteen (September 30, 2008) we are required to make principal payments in the amount of $100,000. The principal and interest payments may be deferred but only at the option of YA Global. The May 2008 convertible notes mature three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the convertible notes in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the conversion price of the convertible notes ($0.20), or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days.

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

If an Event of Default Occurs under the YA Global Investments, L.P. March 2007 and May 2008 Securities Purchase Agreements, Secured Convertible Notes, Warrants, Security Agreements, or Intellectual Property Security Agreement, YA Global Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, and Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreements we entered into on March 30, 2007 and May 28, 2008, we executed Security Agreements in favor of YA Global Investments, L.P. granting them a security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper and intellectual property; provided, however, that YA Global's security interest is second in priority behind First Bank of Canyon Creek, which has provided us with a line of credit and their first priority security interest secures our obligations under such line of credit. The Security Agreements state that if an event of default occurs under the Securities Purchase Agreements, Convertible Notes, Warrants, Security Agreements, or Intellectual Property Security Agreement, YA Global has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

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

Our common stock ownership is highly concentrated. Through his ownership of shares of our common stock, Michael Shores, our chief executive officer, beneficially owns 68.5% of our total outstanding common stock. As a result of the concentrated ownership of our stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.*

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 (the “First Closing”), a $1,500,000 Debenture was issued on August 14, 2008 (the “Second Closing”), and a $1,250,000 Debenture will be issued on or about October 15, 2008 (the “Third Closing”). In addition, the Purchase Agreement provides for the issuance by us to YA Global of five-year warrants (the “Warrants”) to purchase an aggregate of 17,000,000 shares of common stock, of which a warrant to purchase 8,870,000 shares of common stock was issued on the First Closing, a warrant to purchase 4,430,000 shares of common stock will be issued on the Second Closing, and a warrant to purchase 3,700,000 shares of common stock will be issued on the Third Closing, each exercisable into common stock a price equal to $0.20 per share, subject to adjustment as set forth in the Warrants (the “Exercise Price”).

The Debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate equal to 12% per annum. In addition, the Debentures are convertible at any time into shares of common stock at a conversion price per share equal to $0.20, subject to adjustment as set forth in the Debentures (the “Conversion Price”). Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the Debentures in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the Conversion Price, or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. Moreover, we have the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that no event of default has occurred or is continuing.

Our obligations under the Purchase Agreement and the Debentures are secured by all of our intellectual property and assets; provided that, the security interest in the Company’s assets is second in priority to certain liens granted by the Company in favor of First Community Bank (f/k/a First Bank of Canyon Creek). In addition, Michael C. Shores, our President and Chief Executive Officer, has guaranteed the Company’s obligations under the Purchase Agreement and the Debentures up to a maximum of $500,000; provided that, such guaranty will terminate when we have entered into a replacement loan to the Company’s $500,000 line of credit with First Community Bank on similar terms and we have received proceeds from such loan of at least $500,000.

Under the Purchase Agreement, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before October 15, 2008, then the Third Closing will not occur and YA Global will have the right to require us to sell the business or the assets of our iPhotonics business unit before December 31, 2008. We shall apply at least 80% of the proceeds of any such sale directly from the sale towards the redemption of the Debentures.

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering 100% of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants within 30 days of receipt of written demand of YA Global. We are obligated to use our best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to ensure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold or may permanently be sold. In the event of a default of its obligations under the Registration Rights Agreement, including our agreement to file the Registration Statement with the Securities and Exchange Commission no later than 30 days from receipt of a written demand from YA Global, or if the Registration Statement is not declared effective within 120 days of filing, we will be required pay to YA Global, as liquidated damages (“Liquidated Damages”), for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Debentures. Notwithstanding the foregoing, we shall not be liable for Liquidated Damages with respect to any Warrants or warrant shares and the maximum aggregate Liquidated Damages payable to YA Global by us, if any, shall be 24% of the aggregate purchase price paid by YA Global pursuant to the Purchase Agreement.

On May 29, 2008, Mr. Shores granted YA Global a five-year option to purchase an aggregate of 35,000,000 shares of common stock of our company beneficially owned by Mr. Shores at an exercise price equal to $0.01 per share, of which the option to purchase 18,261,000 shares vested on the First Closing, the option to purchase 9,130,000 shares vests on the Second Closing, and the option to purchase 7,609,000 shares vests on the Third Closing.

In addition, on May 29, 2008 we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008.

*All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of TXP Corporation or executive officers of TXP Corporation, and transfer was restricted by TXP Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of June 30, 2008, an aggregate of $112,000 liquidated damages has been accrued and been recorded as an expense. As of August 14, 2008, an aggregate of $142,000 in liquidated damages has been accrued.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August 2008.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)