Form 10KSB/A
period 2007-12-31
TXP CORP
filed 2008-10-14
CIK 1171749

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-KSB of TXP Corporation for the fiscal year ended December 31, 2007 (filed April 14, 2008) and Amendment No. 1 to said Form 10-KSB (filed April 16, 2008), is being filed to revise the Report of Independent Registered Independent Accounting Firm to reflect an unqualified opinion on the Company’s consolidated balance sheet as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the year then ended.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB and Amendment No. 1 to the Form 10-KSB in its entirety. However, this Form 10-KSB/A only makes the amendments referred to above and does not reflect events occurring after the filing of the original Form 10-KSB or Amendment 1 thereto, or modify or update those disclosures affected by subsequent events. No other information in the original Form 10-KSB or Amendment No. 1 to the Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TXP Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

	Option awards < ;/f ont>					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Exercisable	Unexercisable	(#)		($)	(#)	($)	(#)	($)

Robert Christopher Ryan (1)		1,686,160		$0.34	19-Oct-2017

Eric Miscoll, Vice President and Former Director (2)	-	66,666		$0.34	19-Oct-2017

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB/A Annual Report, Amendment No. 2, to be signed on its behalf by the undersigned on October 14, 2008, thereunto duly authorized.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
President and Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A Annual Report, Amendment No. 2, has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Michael C. Shores	President, Chief Executive Officer	October 14, 2008
Michael C. Shores	and Chairman of the Board of Directors

/s/ Theodore Dubbs	Director	October 14, 2008
Theodore Dubbs

/s/ David McNeil	Director	October 14, 2008
David McNeil