Form 10-Q
period 2008-09-30
TXP CORP
filed 2008-11-14
CIK 1171749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2008, the number of issued and outstanding shares of the issuer's common stock, par value $.001 per share, was 116,966,428 shares.

TXP CORPORATION

SEPTEMBER 30, 2008 FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TXP CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash	$416,000	$210,000
Accounts receivable, net of allowance of $19,000 and $23,000 as of September 30, 2008 and December 31, 2007.	1,253,000	1,708,000

Inventory	2,059,000	1,772,000
Other current assets	327,000	212,000
Total current assets	4,055,000	3,902,000

Property and equipment, net	2,489,000	2,641,000

Other assets	77,000	140,000

TOTAL ASSETS	$6,621,000	$6,683,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current maturities of notes payable	$57,000	$144,000
Current capital lease obligations	71,000	120,000
Lines of credit	5,084,000	3,300,000
Accounts payable	1,638,000	1,239,000
Deferred revenue	-	17,000
Accrued expenses	1,473,000	704,000
Total current liabilities	8,323,000	5,524,000

Notes payable, net of current maturities	74,000	-

Capital lease obligations, net of current obligations	120,000	165,000

Convertible debentures, net of unamortized discount of $6,846,000 and $3,370,000 as of September 30, 2008 and December 31, 2007 respectively.	2,654,000	1,630,000

Derivative financial instruments	9,743,000	5,178,000

Deferred tax liability	48,000	48,000

TOTAL LIABILITIES	20,962,000	12,545,000

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value, 300,000,000 authorized 116,966,428 and 116,584,428 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively.	117,000	117,000

Additional paid in capital	6,708,000	8,133,000
Accumulated deficit	(21,171,000)	(14,117,000)
Accumulated other comprehensive income	5,000	5,000

TOTAL STOCKHOLDERS' DEFICIT	(14,341,000)	(5,862,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,621,000	$6,683,000

See Accompanying Notes to Consolidated Financial Statements

TXP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues
Prototyping and assembly	$866,000	$1,016,000	$3,211,000	$3,644,000
Material management services	845,000	896,000	3,210,000	2,870,000
Retrofit solutions	603,000	331,000	1,268,000	809,000
Product and accessory	363,000	95,000	796,000	123,000
Design and development	-	327,000	-	699,000
Total revenues	2,677,000	2,665,000	8,485,000	8,145,000

Cost of sales	2,210,000	1,810,000	6,290,000	5,267,000

Gross profit	467,000	855,000	2,195,000	2,878,000

Costs and expenses
Selling, general and administrative	1,303,000	1,243,000	4,470,000	3,493,000
Research and development	1,053,000	1,271,000	3,764,000	3,278,000
Depreciation	48,000	44,000	165,000	113,000
Total costs and expenses	2,404,000	2,558,000	8,399,000	6,884,000

Operating loss	(1,937,000)	(1,703,000)	(6,204,000)	(4,006,000)

Other income (expense)
Interest expense, net	(1,335,000)	(488,000)	(2,825,000)	(1,189,000)
Change in fair value of derivative financial instruments	6,305,000	869,000	3,424,000	2,041,000
Loss on impairment of fixed assets	-	-	(196,000)	-
Gain (loss) on the early extinguishment of debt	-	3,000	(1,253,000)	3,000
Total other income (expense)	4,970,000	384,000	(850,000)	855,000

Income (loss) before income taxes	3,033,000	(1,319,000)	(7,054,000)	(3,151,000)

Income tax expense	-	-	-	-

Net income (loss)	$3,033,000	$(1,319,000)	$(7,054,000)	$(3,151,000)

Comprehensive income (loss)	$3,033,000	$(1,319,000)	$(7,054,000)	$(3,151,000)

Net income (loss) per share – Basic & Diluted	$0.03	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding - Basic & Diluted	116,864,230	113,013,908	116,786,584	108,374,698

See Accompanying Notes to Consolidated Financial Statements

TXP CORPORATION AND SUBSIDIARY
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2008 (unaudited)

	COMMON STOCK				Accumulated
			Additional		other
			paid in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance, December 31, 2007	116,584,428	$117,000	$8,133,000	$(14,117,000)	$5,000	$(5,862,000)

Net loss	-	-	-	(7,054,000)	-	(7,054,000)

Reclassification of Warrants to Derivative Financial Instruments	-	-	(1,904,000)	-	-	(1,904,000)

Stocks issued or awarded to employees and consultants	382,000	-	51,000	-	-	51,000

Stock compensation: options awarded to employees (Note 5)	-	-	428,000	-	-	428,000

Balance, September 30, 2008	116,966,428	$117,000	$6,708,000	$(21,171,000)	$5,000	$(14,341,000)

See Accompanying Notes to Consolidated Financial Statements

TXP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2008	2007

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(7,054,000)	$(3,151,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	400,000	378,000
Provision for Bad Debt	-	10,000
Gain on sale of fixed assets	-	(3,000)
Loss on Impairment of Fixed Assets	196,000	-
Deferred revenue	(17,000)	(245,000)
Amortization of discount on convertible notes	1,576,000	797,000
Gain on early extinguishment of debt	1,253,000	-
Stock compensation	479,000	429,000
Change in value of derivative financial instruments	(3,424,000)	(2,041,000)
Changes in assets and liabilities:
Accounts receivable	455,000	(569,000)
Inventory	(287,000)	(1,286,000)
Other current assets	351,000	(46,000)
Other assets	63,000	-
Accounts payable	398,000	241,000
Accrued expenses	771,000	307,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(4,840,000)	(5,179,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	20,000
Capital expenditures	(275,000)	(181,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	(275,000)	(161,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	1,000,000
Proceeds from convertible debenture	3,814,000	3,615,000
Line of credit, net	1,784,000	850,000
Repayment of notes payable and capital lease obligations	(277,000)	(294,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,321,000	5,171,000

NET INCREASE / (DECREASE) IN CASH	206,000	(169,000)

Cash, beginning of period	210,000	228,000

Cash, end of period	$416,000	$59,000

See Accompanying Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF CASH AND NONCASH INVESTING AND FINANCING ACTIVITIES

	2008	2007
CASH

Interest paid	$373,000	$149,000

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

125,000 shares issued to investor to settle commitment fee liability	$-	$60,000

6,730,032 shares issued on conversion of debt and accrued interest	$-	$792,000

Property acquired under capital lease obligations and notes payable	$174,000	$289,000

Reclassification of warrants to additional paid in capital (Note 12)	$-	$2,684,000

Fees paid to holder in conjunction with the issuance of convertible note	$-	$350,000

Offering costs charged to additional paid in capital	$-	$35,000

Fair value of embedded conversion option bifurcated from $4M convertible note	$-	$2,603,000

Warrants issued to investor	$-	$797,000

Fees to holder settled in common stock in conjunction with issuance of $4M convertible note	$-	$76,000

Fair value of re-issued embedded conversion option bifurcated from $4M and $1Mconvertible note (Note 12) net of value at extinguishment.	$1,806,000	$-

Reclassification of warrants to derivative financial instrument from additional paid in capital (Note 12)	$2,370,000	$-

Fair value of embedded conversion option bifurcated from $3M convertible note net of excess fees, options and warrants over the value of the convertible debenture (Note 12)	$553,000	$-

Fair value of warrants issued to investor in conjunction with the $3M convertible debenture (Note 12)	$1,777,000	$-

Fair value of embedded conversion option bifurcated from $1.5M convertible note net of excess fees, options and warrants over the value of the convertible debenture (Note 12)	$521,000	$-

Fair value of warrants issued to investor in conjunction with the $1.5M convertible debenture (Note 12)	$962,000	$-

Debt issue costs recorded on issuance of 1,280,000 warrants	$431,000	$-

Debt issue costs recorded on issuance of 100,000 shares	$35,000	$-

See Accompanying Notes to Consolidated Financial Statements

TXP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION AND NATURE OF OPERATIONS

The accompanying unaudited interim financial statements of TXP Corporation ("TXP") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes included in the 10-KSB/A filed October 14, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in the 10-KSB/A filed October 14, 2008, have been omitted.

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

NOTE 2 - ACCOUNTING POLICIES

Merger and Recapitalization

On June 14, 2005 Stock Market Solutions, Inc. and its wholly owned subsidiary entered into a definitive Agreement and Plan of Merger (“the Agreement”) with Texas Prototypes, Inc.

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

On June 29, 2008, we entered into a non-binding letter of intent with Cambridge Industries Group (“CIG”) which set forth preliminary terms for a proposed merger of the two companies (the “Proposed Merger”). On August 18, 2008, the parties entered into a non-binding memorandum of understanding for the Proposed Merger. The Proposed Merger is expected to close before year-end. However, there can be no assurance that satisfactory due diligence will be completed, that a definitive merger agreement will be entered into, that all closing conditions will be satisfied, or that the Proposed Merger will be consummated.

Consolidation

As of September 30, 2008, TXP had one wholly owned subsidiary, TXP-Asia. All material inter-company balances and inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Foreign Currency Translation

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, TXP's investment in TXP- Asia translates all assets and liabilities at the respective period-end currency exchange rates and revenues and expenses at an average currency exchange rate for the period. The resulting translation adjustments are recorded in “Accumulated other comprehensive income.”

Cash and Cash Equivalents

TXP considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. TXP maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation. At September 30, 2008 and December 31, 2007, the cash balance at our financial institution exceeded the insured limits by $513,000 and $215,000, respectively.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectability of accounts receivable. Accounts deemed uncollectible are charged against the allowance for doubtful accounts.

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

On September 6, 2007, TXP entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares issued to the investor and the shares of common stock issuable upon exercise of the warrants (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES). The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines, it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of September 30, 2008, an aggregate of $173,000 in liquidated damages has accrued and been recorded as an expense.

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

On December 28, 2007, TXP entered into an Agreement with James Von Ehr, II an accredited investor pursuant to which we will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the Investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on our behalf in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, our Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of our common stock at a price equal to $0.40 per share.

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

On August 20, 2008,  the Company entered into a letter agreement (the “Agreement”) with Yorkville Advisors, LLC, on its behalf and as Investment Manager to YA Global Investments, L.P. (collectively, “Yorkville”), pursuant to which the Company agreed, among other things, to relinquish all of its registration rights and rights to liquidated damages previously granted to Yorkville pursuant to all prior financing agreements entered into with the Company. The consummation of all of the transactions contemplated by the Agreement are subject to the consummation of the Financing by the Company. There can be no assurance that the Financing or the transactions contemplated by the Agreement will be completed (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES).

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

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. On March 26, 2008, an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares. As of September 30, 2008, 5,181,976 stock options and 1,935,870 shares of common stock have been awarded to employees, directors or consultants under this plan of which the Company recognized $(24,000) of stock compensation expense in selling, general and administrative expense in the statement of operations for quarter ended September 30, 2008. This decrease in expense is due primarily to the departure and resulting forfeiture of 2,714,400 options by the former Chief Operating Officer during the quarter.

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

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 revises the definition of fair value, provides guidance on the methods used to measure fair value and expands disclosure concerning fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (“observable inputs”) and a reporting entity’s internally developed assumptions based on the best information available when there is little or no market activity for the asset or liability at the measurement date (“unobservable inputs”). The fair value hierarchy in SFAS 157 assigns highest priority to quoted prices in active markets (level 1) followed by observable inputs other than quoted prices (level 2) and unobservable inputs have the lowest priority (level 3). Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. The Company did not elect to early adopt FAS 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2. (See NOTE 11 – FAIR VALUE INSTRUMENTS).

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days after September 16, 2008 which was the date of the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

NOTE 3 - LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. As shown in the accompanying consolidated financial statements, the Company generated net income of $3,033,000 for the quarter ended September 30, 2008. Additionally, as previously filed in form 10KSB/A on October 14, 2008 for the year ended December 31, 2007 the Company incurred a net loss of $8,927,000. As of those dates, the Company’s current liabilities exceeded current assets by $4,268,000 and $1,622,000 respectively and total liabilities exceed total assets by $14,341,000 and $5,862,000, respectively. Further, during 2008 and 2007 the Company violated certain provisions of a loan agreement. Any default under the loan agreement permits the bank to demand immediate payment of the debt including principal and accrued interest. During 2008 and 2007, the Company was in default due to failure to maintain debt coverage, debt-to-net-worth and current ratios as provided for in the loan agreement. The Company has entered into forbearance agreements with the lending institution which waived non-compliance of the covenants as explained in Note 8.

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 and a $1,500,000 Debenture was issued on August 14, 2008. On October 15, 2008,  we and YA Global entered into Amendment No. 1 to the Purchase Agreement pursuant to which the date on which the third closing of the private placement is scheduled to occur was revised from October 15, 2008 to November 15, 2008 (See NOTE 18 – SUBSEQUENT EVENTS). However, the third closing contains conditions to closing and may not occur.  Under the Purchase Agreement, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before November 15, 2008, then the third closing will not occur.

In addition, beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we are required to redeem the outstanding principal amount of the Debentures in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the conversion price, or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

On August 13, 2008,  the Company entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Landry Marks Partners, L.P. (“Landry”) pursuant to which Landry shall have to option to purchase certain account receivables (the “Purchased Accounts”) from the Company, from time to time on a revolving basis, up to a maximum amount of $1,500,000 at any one time (the “Purchase Price”), of which, in the initial purchase(s) from Landry (i) $500,000 was used by the Company to repay, in full, that certain revolving line of credit with First Community Bank (f/k/a First Bank of Canyon Creek); and (ii) $750,000 will be used by the Company to redeem certain outstanding convertible notes previously issued to YA Global. The Company granted a first priority security interest to Landry in all of the Purchased Accounts, future acquired accounts, and all other rights of payment owed to the Company, which will become effective when the revolving line of credit with First Community Bank (f/k/a First Bank of Canyon Creek) is repaid. The revolving line of credit with First Community Bank was repaid on September 18, 2008.

Additionally, the cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, continues to be significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will urgently need to raise additional funds by late November 2008. To obtain funds to continue our operations, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern beyond November 2008. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 6, 2008, the Company entered into a non-exclusive and non-assignable Manufacturer’s Representative Agreement with Marsh Technologies, Inc., an entity partially owned and controlled by Michael Shores, the Company’s President and Chief Executive Officer, pursuant to which the Company engaged Marsh as an independent sales representative for the sale of the Company’s products and/or services. In exchange for such services, the Company will pay to Marsh, in cash or in restricted shares of common stock, commissions equal to (i) 1% of ONT sales, (ii) 3% of prototyping and engineering services sales, and (iii) 4% on retrofit kit sales. At September 30, 2008, Marsh Technologies had not sold any of the Company's products and/or services.

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

In the third quarter of 2008, certain employees left the Company including Greg Lowe, the Chief Operating Officer, resulting in a significant number of options being forfeited during the period.

Options granted under the 2006 Plan are generally at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

A summary of stock option activity for the nine months ended September 30, 2008 is presented in the following table.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (years)
Outstanding at January 1, 2008	5,458,270	$0.33	1,690,000	9.25

Granted	3,639,400	0.48
Exercised	-
Forfeited	(3,628,411)	0.45
Expired	(287,283)	0.31

Outstanding at September 30, 2008	5,181,976	$0.35	$(259,103)	8.71

Exercisable at September 30, 2008	1,823,517	$0.33	$(54,706)	8.49

The Company adopted SFAS No. 123R effective January 1, 2006. Due to the significant number of options being forfeited, the Company's statement of operations for the quarter ended September 30, 2008 recorded a total of $(24,000) of compensation cost for stock option share-based payment arrangements and the issuance of free trading shares. No stock options were exercised during the quarter ended September 30, 2008.

The fair value of stock options is determined using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options. The Company relies solely on historical volatility because its traded options do not have sufficient trading activity to allow it to incorporate the mean historical implied volatility from traded options into the Company's estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the 3 year U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and the Company has no present intention to pay cash dividends. There were no options issued during the third quarter of 2008. The following assumptions were used for options granted during the nine months ended September 30, 2008:

Expected volatility	99%
Expected Term (years)	6.0
Risk-free interest rate	2.60%
Expected dividend yield	0%
Forfeiture rate	10%

As of September 30, 2008 there was $1,219,813 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.71 years.

NOTE 6 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

For the quarter ended:	September 30	September 30
	2008	2007
Numerator:
Net loss available to common stockholders	$(3,033,000)	$(1,319,000)

Denominator:
For basic net income per share - weighted average shares	116,864,230	113,013,908
Dilutive potential securities	-	-

Denominator for diluted net income per share—adjusted weighted average shares	116,864,230	113,013,908

Basic net loss per share	$(0.03)	$(0.01)

Diluted net loss per share	$(0.03)	$(0.01)

For the quarters ended September 30, 2008 and 2007, certain potential shares of common stock have been excluded from diluted loss per share because the exercise price was greater than the average market price of TXP's common stock, and therefore, the effect on diluted loss per share would have been anti-dilutive. Other convertible securities and employee stock options were excluded because their inclusion was anti-dilutive.  The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	For the Quarter Ended September 30,
	2008	2007
Warrants to purchase common shares	31,777,500	17,198,000
Stock options issued under the 2006 incentive stock plan	5,181,976	2,808,929
Convertible Debentures	47,500,000	10,105,714
Total	84,459,476	30,112,643

NOTE 7 – PROPERTY AND EQUIPMENT

Components of property, plant and equipment at September 30, 2008 and December 31, 2007 follows:

	September 30, 2008	December 31, 2007

Machinery and Equipment	$2,823,000	$2,645,000
Computers	222,000	184,000
Software	719,000	711,000
Vehicles	12,000	12,000
Furniture and fixtures	183,000	183,000
Leasehold improvements	77,000	74,000
	4,036,000	3,809,000

Less: accumulated depreciation	(1,547,000)	(1,168,000)
Total Property & Equipment	$2,489,000	$2,641,000

Depreciation expense totaled $400,000 for the nine months ended September 30, 2008 and $513,000 for the twelve months ended December 31, 2007. For the nine months ended September 30, 2008 a non-cash charge of $196,000 was incurred for certain equipment that was deemed to have an impaired value. The fair value of this equipment was determined by competitive bids received through an equipment broker. The Company has elected not to dispose of the equipment at this time.

NOTE 8 - LINES OF CREDIT

Line of Credit June 1, 2007

As was previously disclosed in NOTE 3 - LIQUIDITY AND GOING CONCERN, the Factoring Agreement with Landry Marks Partners, L.P. required that of the initial purchase(s) from Landry, $500,000 was to be used by the Company to repay, in full, that certain revolving line of credit with First Community Bank (f/k/a First Bank of Canyon Creek). On September 18, 2008 the Company fulfilled this requirement and paid off the loan in full, including accrued interest of $18,850.

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

On February 25, 2008, the Company consummated a fourth Loan Agreement (the “Loan Agreement”) dated as of February 14, 2008 with FBCC which renews and supersedes the prior Loan Agreement dated as of August 14, 2007 and increased the Company’s line of credit from $3,500,000 to $5,100,000 (the “Loan”) to be used by the Company for working capital and general corporate purposes. The entire Loan bears interest at a rate of 8.00% per annum rounded to the nearest .00125% and all principal, and accrued and unpaid interest, is due on January 16, 2009. The Company’s obligations under the Loan Agreement are secured by a pledge of an aggregate of $6,375,000 in Collateral by the Investor, James Von Ehr, II. In addition, the Company’s obligations under the Loan Agreement are further guaranteed personally and through the pledge of an aggregate of 4,000,000 shares of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer. As of September 30, 2008 and December 31, 2007, the balance outstanding on the line of credit was $5,084,000 and $2,900,000, respectively.

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

In November of 2006, TXP entered into a standard bank loan agreement for $300,000 to purchase equipment from Global Investments, Inc., a Texas corporation, pursuant to which the Company purchased all of the SMT line production assets of G3. G3 is 100% owned and controlled by Mr. Michael C. Shores, the Company's Chief Executive Officer. The two year note bears interest at 9.25% and requires monthly payments of approximately $14,000. The loan is secured by the purchased assets, in addition to all of the assets of the Company. On September 23, 2008 this loan was repaid in full.

In November of 2007, TXP entered into a Finance and Security Agreement for $174,000 with Verizon Credit Inc. (VCI) to purchase telecommunications equipment. The note pays interest at a rate equal to 9.9% per annum. The principal amount and all accrued and unpaid interest is due on or prior to December 31, 2010. TXP provided a down payment of $50,000 to VCI and VCI was granted a security interest in the equipment. The balance outstanding on this note at September 30, 2008 and December 31, 2007 was $131,000 and $0, respectively.

NOTE 10 - CAPITAL LEASE OBLIGATIONS

In June of 2005, TXP entered into a standard lease agreement for $62,000 to lease certain operating and production equipment. The lease has a three-year term and is secured by the equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments were $2,000 and began in June of 2005. The balance outstanding at September 30, 2008 and December 31, 2007 was $0 and $10,000, respectively. The lease had been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $25,000 to lease certain computer equipment. The lease has a three-year term and is secured by the computer equipment. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at September 30, 2008 and December 31, 2007 was $5,000 and $12,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2006, TXP entered into a standard lease agreement for $37,000 to lease certain software. The lease has a thirty-month term and is secured by the software. The majority shareholder and Chief Executive Officer of the Company, Michael C. Shores, has provided his personal guarantee on this lease (See NOTE 4). Monthly lease payments are $1,000 and began in March of 2006. The balance outstanding at September 30, 2008 and December 31, 2007 was $0 and $10,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at September 30, 2008 and December 31, 2007 was $29,000 and $41,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In March of 2007, TXP entered into a standard lease agreement for $52,000 to lease certain equipment. The lease has a thirty-six month term and is secured by the equipment. Monthly lease payments are $2,000 and began in March of 2007. The balance outstanding at September 30, 2008 and December 31, 2007 was $29,000 and $41,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In April of 2007, TXP entered into a standard lease agreement for $31,000 to lease certain software. The lease has a thirty-six month term and is secured by the software. Monthly lease payments are $1,000 and began in April of 2007. The balance outstanding at September 30, 2008 and December 31, 2007 was $18,000 and $25,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In July of 2007, TXP entered into a standard lease agreement for $65,000 to lease certain equipment. The lease has a twenty-four month term and is secured by the equipment. Monthly lease payments are $3,000 and began in July of 2007. The balance outstanding at September 30, 2008 and December 31, 2007 was $27,000 and $51,000 respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

In August of 2007, TXP entered into a standard lease agreement for $100,000 to lease certain software. The lease has a sixty month term and is secured by the software. Monthly lease payments are $2,000 and began in September of 2007. The balance outstanding at September 30, 2008 and December 31, 2007 was $84,000 and $95,000, respectively. The lease has been accounted for as a capitalized lease in accordance with generally accepted accounting principles.

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of September 30, 2008:

Year	Amount

10/01/08 - 12/31/2008	$35,000
01/01/09 - 12/31/2009	112,000
01/01/10 - 12/31/2010	40,000
01/01/10 - 12/31/2011	26,000
01/01/10 - 12/31/2012	21,000
Total Minimum Lease Payments	234,000

Less amounts representing interest	(42,000)
Present Value of Minimum Lease Payments	$192,000

NOTE 11 - FAIR VALUE INSTRUMENTS

The Company adopted FAS 157 as of January 1, 2008, which defines fair value, establishes a frame work for measuring fair value and establishes a valuation hierarchy for disclosure of the inputs for the valuation used to measure fair value. The implementation of FAS 157 did not cause a change in the method of calculating the fair value of assets and liabilities as the primary impact from the adoption was additional disclosures.

The Company adopted FAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FAS 157 establishes a hierarchy for disclosure into three broad levels. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 – inputs are quoted prices (unadjusted) in active markets for active markets for identical assets of liabilities.

•
Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 - inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liability measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such a fair value:

Description:	Level 1	Level 2	Level 3	Total
Derivative Financial Instruments	$-	$9,743,000	$-	$9,743,000

Total	$-	$9,743,000	$-	$9,743,000

NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES

June 5, 2006 Secured Convertible Debentures and Warrants

On June 5, 2006, the Company consummated a securities purchase agreement with YA Global that provided for the sale by the Company to YA Global of its 10% secured convertible debentures in the aggregate principal amount of $1,127,000 with principal and interest due on or before June 5, 2009.

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

The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the Company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of EITF 00-19 the warrants issued to YA Global on June 5, 2006 were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

The Collateral is to be pledged on behalf of the Company in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 2 years (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by the Company's Chief Executive Officer.

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

As additional consideration of the Investor's agreement to pledge the Collateral to a Lender, the Company agreed to pay to the Investor a one-time commitment fee, during the Term, of $40,000 (the “Commitment Fee”) no later than 90 days after the Collateral is deposited into the account of a Lender; provided, however, that the Company shall pay an additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP consummated the loan facility with the First Community Bank (f/k/a First Bank of Canyon Creek) in early third quarter of 2006 (See Note 7).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the Company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

The Collateral is to be pledged on behalf of the Company in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by the Company from a Lender in an amount up to $2,000,000 with a term of up to 1 year (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael C. Shores, the Company's Chief Executive Officer.

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

As additional consideration of the investor's agreement to pledge the collateral to a Lender, the Company agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of the Company's common stock (the “Commitment Fee”) no additional Commitment Fee within 90 days after the renewal of the Loan by a Lender. TXP increased its Line of Credit from $1 million to $3.5 million with First Community Bank (f/k/a First Bank of Canyon Creek) (See Note 8).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, the Company reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that the Company now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

In addition, the notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41; provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the notes prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than the conversion price, the registration statement is effective, and no event of default has occurred or is continuing. The Company's obligations under the purchase agreement and the notes are secured by substantially all of the Company's assets.

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

In conjunction with the Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed below), we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

To determine the correct accounting for effect of this transaction on the existing debentures we reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect on a present value basis exceeded 10%. Therefore, we recorded a loss on extinguishment debt of $1,253,000 in the consolidated statements of operations as a result of the modification. Additionally, we recorded the re-issuance of the convertible debentures on May 29, 2008. The $4,000,000 convertible note was issued with a discount of $2,750,000. This discount includes $1,630,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,120,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At September 30, 2008 the $4,000,000 convertible debenture had balance of $1,750,000 net $2,250,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender. The $1,000,000 convertible note was issued with a discount of $568,000 with the entire amount being the fair value of the embedded conversion option. At September 30, 2008, the $1,000,000 convertible debenture had balance of $507,000 net $493,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender.

Additionally, the Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the Company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

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

The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the Company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all of substantially all of its assets, a reclassification of the Company's common stock, or any stock splits, combinations or dividends with respect to the Company's common stock.

In addition, the purchase agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines (together, a “Non-Registration Event ”), it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a Non-Registration Event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of September 30, 2008, an aggregate of $173,000 in liquidated damages has accrued and been recorded as an expense.

December 2007 Agreement

On December 28, 2007, the Company entered into an Agreement with an accredited investor pursuant to which the Company will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on the Company’s behalf in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.40 per share.

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

The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the Company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

May 2008 Securities Purchase Agreement

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 (the “First Closing”), a $1,500,000 Debenture was issued August 14, 2008 (the “Second Closing”) and a $1,250,000 Debenture (the “Third Closing”) is scheduled to be issued on November 15, 2008. On October 15, 2008,  we and YA Global entered into Amendment No. 1 to the Purchase Agreement pursuant to which the date on which the Third Closing of the private placement is scheduled to occur was revised from October 15, 2008 to November 15, 2008.

In addition, the Purchase Agreement provides for the issuance by us to YA Global of five-year warrants (the “Warrants”) to purchase an aggregate of 17,000,000 shares of common stock, of which a warrant to purchase 8,870,000 shares of common stock was issued on the First Closing, a warrant to purchase 4,430,000 shares of common stock was issued on the Second Closing, and a warrant to purchase 3,700,000 shares of common stock is scheduled to be issued on the Third Closing, each exercisable into common stock a price equal to $0.20 per share, subject to adjustment as set forth in the Warrants (the “Exercise Price”).

The Debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate equal to 12% per annum. In addition, the Debentures are convertible at any time into shares of common stock at a conversion price per share equal to $0.20, subject to adjustment as set forth in the Debentures (the “Conversion Price”). Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the Debentures in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the Conversion Price, or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. Moreover, we have the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that no event of default has occurred or is continuing. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

This $3,000,000 convertible note was discounted by $3,000,000 since the total discount fees including the embedded conversion option and warrants totaled $4,449,000. The difference of $1,449,000 was recorded as a “change in the fair value of derivative financial instrument” and recognized as an expense during the current reporting period. The discount included $660,000 in fees paid to the lender and $10,000 in legal fees. Additionally, the note was further discounted by $2,002,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,777,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At September 30, 2008, the convertible debenture had balance of $333,000 net $2,667,000 of unamortized discount. The effective interest rate on the debenture is 19.4% compared to the stated interest of 12% which takes into account the debt discount and issue costs related to the debenture. Our obligations under the Purchase Agreement and the Debentures are secured by all of our intellectual property and assets.

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

This $1,500,000 convertible note was discounted by $1,500,000 since the total discount fees including the embedded conversion option and warrants totaled $1,765,000. The difference of $265,000 was recorded as a “change in the fair value of derivative financial instrument” and recognized as an expense during the current reporting period. The discount included $16,000 in fees paid to the lender. Additionally, the note was further discounted by $963,000 upon bifurcation and recording at fair value the embedded conversion option, and by $786,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At September 30, 2008, the convertible debenture had balance of $65,000 net $1,435,000 of unamortized discount. The effective interest rate on the debenture is 12.4% compared to the stated interest of 12% which takes into account the debt discount and issue costs related to the debenture

May 2008 Amendments with YA Global

On May 29, 2008 we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

August 2008 Letter Agreement with Yorkville and YA Global

On August 20, 2008,  the Company entered into a letter agreement (the “Agreement”) with Yorkville Advisors, LLC, on its behalf and as Investment Manager to YA Global Investments, L.P. (collectively, “Yorkville”), pursuant to which the Company agreed to redeem, without a redemption premium, all outstanding convertible notes and convertible debentures issued by the Company to Yorkville, and any other term loans which have been issued by Yorkville to the Company (collectively, the “Debt”) in an amount equal to the outstanding principal amount of the Debt plus accrued and unpaid interest as follows: (i) the Company shall pay to Yorkville $7,500,000 (the “Partial Redemption”) upon the consummation of a financing (the “Financing”) by the Company for up to $15,000,000 in gross proceeds to be completed within 100 days from the date of the Agreement; and (ii) the remaining principal amount and accrued interest shall be exchanged for a non-convertible 2-year promissory note paying interest at 10% per annum, which shall be subordinate to any account receivables, account payables and inventory financings which the Company may in the future consummate. In addition, Yorkville agreed to relinquish all warrant issuance rights tied to the redemption of any Debt instruments.

Under the Agreement, Yorkville will retain its existing 9,616,681 shares of the Company’s common stock (the “Existing Shares”); provided that, effective upon receipt of the Partial Redemption from the Company, Yorkville agreed to limit its sales of the Existing Shares on a daily basis to no more than that number of shares equal to the trailing 60-day average daily volume of the Company’s common stock. Notwithstanding the foregoing, Yorkville may sell portions of the Existing Shares in block trades of 500,000 shares or larger.

In addition, upon receipt of the Partial Redemption from the Company, Yorkville will relinquish 10,850,000 of its 20,850,000 warrants to purchase shares of the Company’s common stock at an exercise price equal to $0.20 per share, which shall be cancelled by the Company upon their return. The Company will adjust the exercise prices of the remaining 10,000,000 warrants to the lower of (i) $0.10, or (ii) the same price as the lowest conversion price, conversion ratio, or exercise price of the securities issued by the Company in the Financing. Yorkville will permanently waive all remaining anti-dilution provisions on the remaining 10,000,000 warrants; provided that, it shall be entitled to anti-dilution and reset provisions consistent with those contained in the securities issued in the Financing.

Moreover, Yorkville will relinquish all of its rights of first refusal on future financing transactions of the Company previously granted to Yorkville pursuant to all prior financing agreements entered into with the Company; provided that, Yorkville will retain a right of participation proportionate with its equity position in the Company on future financing transactions but will waive such right in connection with the Financing. Yorkville will also relinquish all of its registration rights and rights to liquidated damages previously granted to Yorkville pursuant to all prior financing agreements entered into with the Company.

In connection with that certain 5-year option to purchase an aggregate of 35,000,000 shares of common stock of the Company beneficially owned by Michael Shores (the “Option”) which was granted by Mr. Shores to Yorkville on May 29, 2008, Yorkville agrees that, provided no event of default has occurred under the financing arrangements entered into between Yorkville to the Company, Yorkville will refrain from exercising any shares underlying the Option for a period of 100 days from the date of the Agreement (the “Expiration Date”). So long as the Company completes the Financing on or before the Expiration Date and pays the Partial Redemption, Yorkville shall return the Option to Mr. Shores, which Option will be cancelled, and simultaneously the Company shall issue to Yorkville 11,000,000 restricted shares of common stock.

The consummation of all of the transactions contemplated by the Agreement are subject to the consummation of the Financing by the Company. There can be no assurance that the Financing or the transactions contemplated by the Agreement will be completed.

Summary of Secured Convertible Notes and Warrants

Presented below is summary of the secured convertible notes and warrants at September 30, 2008:

			Fair Value of
	Principal	Unamortized	Derivative	Accrued
Description:	Balance	Discount	Instrument	Interest
March 2007 Secured Convertible Note	$4,000,000	$2,250,000	$2,377,000	$464,000
December 2007 Secured Convertible Note	$1,000,000	$493,000	$652,000	$77,000
May 2008 Secured Convertible Note	$3,000,000	$2,667,000	$2,010,000	$122,000
August 2008 Secured Convertible Note	$1,500,000	$1,436,000	$1,012,000	$23,000

Total Convertible Notes	$9,500,000	$6,846,000	$6,051,000	$686,000

Fair Value of
Derivative
Description of Warrant	Instrument
June 2006 warrants; 3,700,000 @ $.20	$493,000
July 2006 warrants; 320,000 @ $.50	$13,000
October 2006 warrants; 640,000 @ $.50	$25,000
October 2006 warrants; 2,343,750 @ $.50	$92,000
October 2006 warrants; 2,343,750 @ 1.00	$18,000
March 2007 warrants; 3,850,000 @ $.20	$577,000
September 2007 warrants; 1,000,000 @ $.65	$46,000
September 2007 warrants; 1,000,000 @ $.75	$38,000
September 2007 warrants; 1,000,000 @ $.85	$31,000
September 2007 warrants; 1,000,000 @ $1.00	$24,000
December 2007 warrants; 1,280,000 @ $.40	$167,000
May 2008 warrants; 8,870,000 @ $.20	$1,434,000
August 2008 warrants; 4,430,000 @ $.20	734,000

Total Warrants	$3,692,000

Total Convertible Notes and Warrants	$9,743,000

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

The fair value of derivatives was determined using the Black-Scholes option-pricing model with the following assumptions for the Convertible Notes:

		$4 Million	1 Million	3 Million	1.5 Million
	Warrants	Note	Note	Note	Note
Expected volatility	58% - 75%	63%	66%	64%	62%
Expected Term (years)	1.4 - 3.1	0.7	1.1	1.3	1.4
Risk-free interest rate	1.78% -2.28%	1.60%	1.78%	1.78%	1.78%
Expected dividend yield	0%	0%	0%	0%	0%

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

In August of 2008, the Company issued 150,000 shares of common stock to a consultant for services performed for the Company.

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

Year	Amount

10/01/08 - 12/31/2008	$82,000
01/01/09 - 12/31/2009	335,000
01/01/10 - 12/31/2010	70,000
Total Payments	487,000

Rent expense for the nine months ended September 30, 2008 and 2007 amounted to $250,000 and $236,000 respectively.

NOTE 15 - MAJOR CUSTOMERS

During the nine months ending September 30, 2008 and 2007, TXP recorded revenue from five customers which amounted to 63% and 55% respectively. Tellabs Inc., Avanex Corporation and AMX Corporation accounted for 22%, 13% and 12% respectively through the third quarter 2008 while no other customer accounted for more than 10% for 2008. Tellabs Inc and AMX Corporation accounted for 29% and 13% respectively of revenues in 2007 while no other customer accounted for more than 10% of revenues for 2007.

NOTE 16 - STOCK INCENTIVE PLAN

In June of 2006, the majority of shareholders approved the 2006 Stock Incentive Plan. The plan provides for up to 10,000,000 shares of TXP's common stock to be issued in the form of incentive and/or non-qualified common stock for employees, directors and consultants to TXP. On March 26, 2008 an amendment to the 2006 Stock Incentive Plan was adopted by the TXP board of directors for the sole purpose of increasing the number of authorized shares of common stock underlying awards available for issuance from 10,000,000 to 15,000,000 shares. As of September 30, 2008, 5,181,976 stock options and 1,935,870 shares of common stock have been awarded to employees, directors or consultants under this plan. As discussed previously in NOTE 5 - STOCK BASED COMPENSATION, a significant amount of options were forfeited in the third quarter causing the Company to recognize $(24,000) of stock compensation expense in selling, general and administrative expense in the statement of operations for quarter ended September 30, 2008.

NOTE 17 - NONMONETARY EXCHANGE TRANSACTION

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

NOTE 18 - SUBSEQUENT EVENTS

October 2008 Amendments with YA Global

On October 15, 2008,  the Company and YA Global Investments, L.P. (“YA Global”) entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated as of May 29, 2008 (the “Purchase Agreement”) pursuant to which the date on which the third closing of the private placement is scheduled to occur was revised from October 15, 2008 to November 15, 2008.

In addition, under the original Purchase Agreement, the Company must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to the Company of at least $5,000,000 (collectively, the “Milestones”). If the Company fails to achieve at least one of the Milestones on or before October 15, 2008, then the third closing will not occur and YA Global will have the right to require the Company to sell the business or the assets of its iPhotonics business unit before December 31, 2008. The Company shall apply at least 80% of the proceeds of any such sale directly from the sale towards the redemption of the debentures.

Under the Amendment, the date by which the Company is required to achieve at least one of the Milestones was revised from October 15, 2008 to November 15, 2008. Moreover, the date by which the Company must complete the sale of the business or the assets of its iPhotonics business unit if at least one of the Milestones is not achieved by the Company and if so elected by YA Global was revised from December 31, 2008 to January 31, 2009. As of November 14, 2008 neither of the above referenced milestones have been achieved.

Amendments to Factoring Agreement with Landry Marks Partner, LP

In accordance with the Factoring Agreement described in NOTE 3 - LIQUIDITY AND GOING CONCERN, on October 8, 2008 the Company paid YA Global $200,000 to be applied in reduction of the Company’s indebtedness and other obligations to YA Global. On October 22, 2008, the Factoring Agreement was modified to a have Landry Marks distribute directly to the Company any advances actually made by Landry Marks pursuant to the Factoring Agreement until the Company has received $1,000,000 or YA Global notifies Landry Marks that an event of default has occurred as defined in the Intercreditor Agreement. In connection with this amendment to the Factoring Agreement, TXP and YA Global agreed that YA Global is under no obligation to purchase the $1,250,000 convertible debentures that was to be purchased at the Third Closing as defined in the Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. dated May 29, 2008. (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES).

Deferral Agreement with YA Global

On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008 (See NOTE 12 – CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES).

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

On June 29, 2008, we entered into a non-binding letter of intent with Cambridge Industries Group (“CIG”) which set forth preliminary terms for a proposed merger of the two companies (the “Proposed Merger”). On August 18, 2008, the parties entered into a non-binding memorandum of understanding for the Proposed Merger. The Proposed Merger is expected to close before year-end. However, there can be no assurance that satisfactory due diligence will be completed, that a definitive merger agreement will be entered into, that all closing conditions will be satisfied, or that the Proposed Merger will be consummated.

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

On October 11, 2006, we entered into a securities purchase agreement which provided for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2006 and to use our best efforts to cause the registration statement to be declared effective no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price for the first 60 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof thereafter, of the purchase price of the shares and the warrants; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date.  We obtained a waiver from the investor waiving any claim or payment of liquidated damages up through and including May 15, 2007. On May 14, 2007, the SEC declared our registration statement effective for the aforementioned shares and the shares of common stock issuable upon exercise of the warrants. On June 17, 2008, the investor agreed to waive its registration rights, as well as its “piggy-back” registration rights, with respect to the shares and the shares underlying the warrants issued pursuant to the October 2006 securities purchase agreement. In exchange, we agreed to adjust the exercise prices of the warrants to $0.20 per share.

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

On September 6, 2007, we entered into a securities purchase agreement with a strategic investor/qualified institutional buyer pursuant to which provides for the filing of a registration statement by us with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. We are obligated to file the registration statement no later than December 15, 2007 and to use our best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to the investor an amount equal to 1% of the purchase price of the shares and warrants, in cash or, at the investor's election, in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a non-registration event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of September 30, 2008, an aggregate of $173,000 in liquidated damages has been accrued and been recorded as an expense.  As of November 14, 2008, an aggregate of $203,000 in liquidated damages has been accrued.

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

On August 20, 2008,  the Company entered into a letter agreement (the “Agreement”) with Yorkville Advisors, LLC, on its behalf and as Investment Manager to YA Global Investments, L.P. (collectively, “Yorkville”), pursuant to which the Company agreed, among other things, to relinquish all of its registration rights and rights to liquidated damages previously granted to Yorkville pursuant to all prior financing agreements entered into with the Company. The consummation of all of the transactions contemplated by the Agreement are subject to the consummation of the Financing by the Company. There can be no assurance that the Financing or the transactions contemplated by the Agreement will be completed (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES).

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

Results of Operations

Three months ended September 30, 2008 (“2008”) as compared to the three months ended September 30, 2007 (“2007”)

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

Total revenues increased .5% from $2,665,000 for the three months ended September 30, 2007 to $2,677,000 for the three months ended September 30, 2008, or by $12,000. Material supply chain management services decreased .6% from $896,000 in 2007 to $845,000 in 2008. Prototyping and assembly services decreased 15% from $1,016,000 for the three months ended September 30, 2007 to $866,000 for the three months ended September 30, 2008. Revenues from sales of retrofit kits increased from $331,000 in 2007 to $603,000 in 2008. We also had revenues of $363,000 related to gigabit passive optical network (GPON) and broadband passive optical network (BPON) ONT product and accessory sales for the three months ended September 30, 2008 compared to $95,000 for the three months ended September 30, 2007, as the iPhotonics group was not formed until late fourth quarter of 2006 and most of 2007 was spent developing the product for launch and establishing distribution channels for the product. There were not any design and development services performed in 2008. The revenues recorded for design and development services in 2007 was work performed for Siemens as consideration given by us in a non-monetary transaction (see NOTE 17 - NONMONETARY EXCHANGE TRANSACTION).

The small increase in revenues is attributed primarily to increases in ONT and Retrofit Solutions sales offset by a small decline in the Prototyping business due to its cyclical nature. We expanded our customer base from 139 in 2007 to 141 in 2008. Total active customers for the quarters ended September 30, 2008 and 2007 were 46 and 49, respectively. Our top five customers accounted for 56% of revenue in 2008 and 56% of revenue in 2007.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $1,810,000 for the three months ended September 30, 2007 to $2,210,000 for the three months ended September 30, 2008, or by $400,000. Other direct material costs and production supplies increased from $1,254,000 in 2007 to $1,583,000 in 2008, or by $329,000. Manufacturing overhead and labor cost increased from $556,000 for the three months ended September 30, 2007 to $627,000 for the three months ended September 30, 2008, or by $71,000. Depreciation charged to cost of sales decreased from $52,000 for the three months ended September 30, 2007 to $27,000 for the three months ended September 30, 2008 as certain assets acquired in 2002 and 2003 are fully depreciated.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Gross profit decreased from $855,000 for the three months ended September 30, 2007 to $467,000 for the three months ended September 30, 2008, or by $388,000. This decrease is attributed to a higher percentage of projects requiring a turn-key solution, sales of excess inventory at low margins and increased sales of lower margin ONT products.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. Selling, general administrative expenses increased by $60,000 from $1,243,000 for the three months ended September 30, 2007 to $1,303,000 for the three months ended September 30, 2008. Personnel costs decreased from $770,000 for the three months ended September 30, 2007 to $682,000 for the three months ended September 30, 2008, or by $88,000. This decrease in personnel costs is primarily driven by headcount reductions and associated personnel costs. Other drivers of the increased cost for selling, general and administrative expenses include increases in legal fees of $39,000, professional fees of $56,000, software maintenance of $31,000, and $61,000 of liquidated damages accrued through September 30, 2008, as previously discussed in the “Accounting for Convertible Debentures, Warrants and Derivative Instruments” section of Note 2 to the unaudited financial statements set forth herein.

Research and Development

Research and development consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our optical network terminals. Research and development decreased $218,000 from $1,271,000 for the three months ended September 30, 2007 to $1,053,000 for the three months ended September 30, 2008 primarily driven by a reduction in our ONT engineering staff and contract labor utilized for ONT and Retrofit product development.

Depreciation Expense

Depreciation expense, net amounts included as a component of cost of sales, increased from $44,000 for the three months ended September 30, 2007 to $48,000 for the three months ended September 30, 2008. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $488,000 for the three months ended September 30, 2007 to $1,335,000 for the three months ended September 30, 2008, or by $847,000. Approximately $634,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to YA Global. Additionally, interest expense on our lines of credit increased by $83,000 as we increased the lines of credit by $2,834,000 from September 30, 2007 to September 30, 2008.

Change in Fair Value of Derivative Financial Instruments

Income from change in fair value of derivative financial instruments was $6,305,000 for the three months ended September 30, 2008 compared to $869,000 in income for the three months ended September 30, 2007. The significant change in fair value for the three months ended September 30, 2008 is a result of a lower stock price combined with a shorter expected term and a lower volatility ratio based on the expected term. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Nine months ended September 30, 2008 (“2008”) as compared to the nine months ended September 30, 2007 (“2007”)

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

Total revenues increased 4% from $8,145,000 for the nine months ended September 30, 2007 to $8,485,000 for the nine months ended September 30, 2008, or by $340,000. Material supply chain management services increased 12% from $2,870,000 in 2007 to $3,210,000 in 2008. Prototyping and assembly services decreased 12% from $3,644,000 for the nine months ended September 30, 2007 to $3,211,000 for the nine months ended September 30, 2008. Revenues from sales of retrofit kits increased from $809,000 in 2007 to $1,268,000 in 2008. In addition, we had revenues of $699,000 for the nine months ended September 30, 2007 related to royalties and design and development services performed by our iPhotonics group which was formed in the fourth quarter of 2006. Included in design and development services revenue is $332,000 attributable to design and development work performed for Siemens related to completing certain optical network terminal (ONT) development hardware and software releases. The recognition of this revenue was a one-time occurrence in 2007. The Siemens design and development project was consideration given by us in a non-monetary transaction whereby we received certain ONT assets from Siemens (see Note 17 of the unaudited financial statements included herein for further discussion of the non-monetary transaction). We also had revenues of $123,000 related to gigabit passive optical network (GPON) and broadband passive optical network (BPON) ONT product and accessory sales for the nine months ended September 30, 2007 compared to $796,000 for the nine months ended September 30, 2008, as the iPhotonics group was not formed until late fourth quarter of 2006 and most of 2007 was spent developing the product for launch and establishing distribution channels for the product. The overall increase in revenues is attributed increases in Retrofit Solutions and ONT sales along with an increasing customer base and continued demand from existing customers. We expanded our customer base from 139 in 2007 to 141 in 2008. Total active customers for the nine months ended September 30, 2007 and 2008 were 71 and 68, respectively. Our top five customers accounted for 55% of revenue in 2007 and 63% of revenue in 2008.

Cost of Sales and Gross Profit

Cost of sales consists of direct material, manufacturing overhead, labor costs, depreciation expense on machinery and equipment, equipment lease, and set-up and tooling charges associated with performing our services. Cost of sales increased from $5,267,000 for the nine months ended September 30, 2007 to $6,290,000 for the nine months ended September 30, 2008, or by $1,023,000. Other direct material costs and production supplies increased from $3,599,000 in 2007 to $4,463,000 in 2008, or by $864,000. Included in this increase was excess inventory sold at low margins. Manufacturing overhead and labor cost increased from $1,668,000 for the nine months ended September 30, 2007 to $1,827,000 for the nine months ended September 30, 2008, or by $159,000. Depreciation charged to cost of sales decreased slightly from $156,000 for the nine months ended September 30, 2007 to $122,000 for the nine months ended September 30, 2008 as certain assets acquired in 2002 and 2003 are fully depreciated Direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit were $332,000 for the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2008.

Gross profit is dependent on the scope and the nature of the customer project and thus can vary significantly. Customer projects requiring a turnkey solution which includes both prototyping and material supply chain management services typically results in a lower margin than prototyping services only. Gross profit decreased from $2,878,000 for the nine months ended September 30, 2007 to $2,195,000 for the nine months ended September 30, 2008, or by $683,000. This decrease is driven by a combination of factors including the large amount of inventory sold at low margin as mentioned above, a higher percentage of projects requiring a turn-key solution and $804,000 ONT sales at virtually no margin.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication, internet costs, and other administrative expenses. Selling, general and administrative expenses increased by $977,000 from $3,493,000 for the nine months ended September 30, 2007 to $4,470,000 for the nine months ended September 30, 2008. Personnel costs increased from $2,233,000 for the nine months ended September 30, 2007 to $2,763,000 for the nine months ended September 30, 2008, or by $530,000. This increase in personnel costs are primarily driven by increased headcount from 2007 to 2008 as the full effect of the reductions did not begin to occur until the third quarter.. Other drivers of the increased cost for selling, general and administrative expenses include increases in legal fees of $146,000, professional fees of $92,000, software maintenance of $54,000 and of $173,000 of liquidated damages accrued through the nine months ended September 30, 2008, as previously discussed in the “Accounting for Convertible Debentures, Warrants and Derivative Instruments” section of Note 2 to the unaudited financial statements set forth herein.

Research and Development

Research and development consists of materials, wages, contract services and other reasonable allocation of indirect costs that have no future alternative use and which are consumed in the research and development of our optical network terminals. Research and development increased from $3,278,000 for the nine months ended September 30, 2007 to $3,764,000 for the nine months ended September 30, 2008 as our iPhotonics' business unit continued in the development of our next generation optical network terminals and retrofit kits. As noted above, the full effect of the headcount reductions did not begin to occur until the third quarter and therefore did not fully offset the increases incurred during the first half of the year. Additionally, in first quarter 2007, direct labor and personnel costs attributable to design and development services performed by our iPhotonic’s business unit as a result of the “Non-Monetary Exchange Transaction” (Note 17) were recorded as Cost of Sales as described above. These personnel costs were shifted to research and development after March 31, 2007 and account for approximately $332,000 of the increase.

Depreciation Expense

Depreciation expense, net of amounts included as a component of cost of sales, increased from $113,000 for the nine months ended September 30, 2007 to $165,000 for the nine months ended September 30, 2008. The increase was in-line with capital expenditures and depreciable asset base.

Net Interest Expense

Net interest expense increased from $1,189,000 for the nine months ended September 30, 2007 to $2,825,000 for the nine months ended September 30, 2008, or by $1,636,000. Approximately $1,139,000 of the increase relates to additional amortization of note discounts and accrued interest on our secured convertible debentures issued to YA Global. Additionally, interest expense on our lines of credit increased by $214,000 as we increased the lines of credit by $2,834,000 from September 30, 2007 to September 30, 2008.

Change in Fair Value of Derivative Financial Instruments

Income from change in fair value of derivative financial instruments was $3,424,000 for the nine months ended September 30, 2008 compared to $2,041,000 in income for the nine months ended September 30, 2007. We account for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are initially recorded as liabilities in the consolidated balance sheet, at fair value. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded in our consolidated statement of operations as “Changes in Fair Value of Derivative Financial Instruments” in the period in which the changes occur. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2008, we had cash and cash equivalents of $416,000.

During, 2008, we used $4,840,000 in operating activities compared to using $5,179,000 during 2007. Cash used in operating activities during 2008 reflects $7,054,000 in net loss, $400,000 in depreciation, $196,000 in loss on impairment of fixed assets, $1,576,000 in debt discount amortization, $1,253,000 charge for the early extinguishment of debt, $479,000 in stock compensation, $3,424,000 credit due to the change in the fair value of derivative financial instruments and $17,000 in deferred revenue. Accounts receivable, other current assets, and other assets decreased by $455,000, $351,000, $63,000 respectively, along with an increase in accounts payable accrued expenses of $398,000 and $771,000 to increase cash flow by $2,038,000. cash flow decreased by $287,000 due to an increase in inventory.

Cash used in operating activities during 2007 reflects $3,151,000 in net loss, $378,000 in depreciation, $10,000 in provision for bad debt, $3,000 in gain on sale of fixed assets, $797,000 in debt discount amortization, $429,000 in stock compensation, $2,041,000 in change (credit) in fair value of derivative financial instruments and $245,000 in deferred revenue. Accounts receivable and inventory increased by $569,000 and $1,286,000, respectively along with a decrease in other current assets of $46,000, to decrease cash flow by $1,901,000. We obtained cash from working capital changes of $548,000 consisting of increases in accounts payable and accrued expenses of $241,000 and $307,000, respectively.

During 2008, we used $275,000 in investing activities reflecting capital expenditures for plant, property and equipment and software.

During 2007, we used $161,000 in investing activities reflecting capital expenditures for plant, property and equipment and software of $181,000 net of $20,000 in proceeds received from the sale of fixed assets.

During 2008, financing activities provided net cash of $5,321,000 as the result of the issuance of $4,500,000 in convertible debentures to YA Global offset by fees of $686,000 to secure the transaction, and proceeds from draw downs on our line of credit of $1,784,000 offset by payments on loans and capital lease obligations of $277,000.

During 2007, financing activities provided net cash of $5,171,000 as the result of issuances of $4,000,000 in convertible debentures to YA Global partially offset by fees and offering costs incurred of $385,000 to secure the transaction and proceeds from sale of common stock and warrants of $1,000,000. We received proceeds from draw downs on our lines of credit of $850,000. Total repayments on loans and capital lease obligations amounted to $294,000.

Our consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in our annual report on Form 10KSB/A for the year ended December 31,2007 that was filed on October 14, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) on May 29, 2008 (as discussed above) the Company continues to urgently need to raise additional financing to fund its operations. The cash required to operate our iPhotonics business unit which was formed in the fourth quarter of 2006 is significant. The formation of the iPhotonics business unit resulted in us adding 35 full-time employees and amending our lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

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

The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

The collateral is to be pledged on our behalf in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties, as collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a term of up to 2 years, which will be further guaranteed personally and through the pledge of common stock beneficially owned by our chief executive officer.

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

As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee, during the term, of $40,000 no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional commitment fee within 90 days after the renewal of the loan by a lender. We consummated the loan facility with First Community Bank (f/k/a First Bank of Canyon Creek) in early third quarter of 2006 (See Note 8 to the unaudited financial statements included herein).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in its case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

The collateral is to be pledged on our behalf in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties, as collateral for a loan to be obtained by us from a lender in an amount up to $2,000,000 with a term of up to 1 year, which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael C. Shores, our chief executive officer.

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

As additional consideration of the investor's agreement to pledge the collateral to a lender, we agreed to pay to the investor a one-time commitment fee during the term of 125,000 shares of our common stock no later than 90 days after the collateral is deposited into the account of a lender; provided, however, that we shall pay an additional commitment fee within 90 days after the renewal of the loan by a lender. We increased our line of credit from $1 million to $3.0 million with First Community Bank (f/k/a First Bank of Canyon Creek) in the fourth quarter of 2006 (See Note 8 to the unaudited financial statements included herein).

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

EITF 00-19 also requires that the classification of a contract should be reassessed at each balance sheet date. If the classification required under this issue changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. At March 31, 2007, we reviewed the contracts, in our case the warrants, and determined because the convertible debenture that did not have limits on the net shares that would have to be delivered in net share settlement was fully converted during the period, that we now had sufficient authorized and unissued shares to net-share settle the warrants. Accordingly, these warrants and all other warrants were reclassified from liabilities to equity and no gains or losses recorded during the period that warrants were classified as liabilities were reversed. We reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.

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

In addition, the notes are convertible at any time into shares of common stock of the Company at a conversion price per share equal to $0.41; provided however, that in the event that the Company has not raised at least $1,000,000 in additional equity capital between the closing date and the date that is 120 days after the closing date, the conversion price shall automatically become $0.25 per share. The Company has the right to redeem a portion or all amounts outstanding under the notes prior to the maturity date at a 20% redemption premium provided that the closing bid price of the common stock is less than the conversion price, the registration statement is effective, and no event of default has occurred or is continuing. The Company's obligations under the purchase agreement and the notes are secured by substantially all of the Company's assets.

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

In conjunction with the Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed below), we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

To determine the correct accounting for effect of this transaction on the existing debentures we reviewed EITF 05-07 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and deemed that the modifications and amendments were substantial and determined that debt extinguishment had occurred as the cash flow effect on a present value basis exceeded 10%. Therefore, we recorded a loss on extinguishment debt of $1,253,000 in the consolidated statements of operations as a result of the modification. Additionally, we recorded the re-issuance of the convertible debentures on May 29, 2008. The $4,000,000 convertible note was issued with a discount of $2,750,000. This discount includes $1,360,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,120,000 representing the fair value of the warrants issued in conjunction the note. The discount is being amortized over the life of the notes of three years. At September 30, 2008 the $4,000,000 convertible debenture had balance of $1,750000 net $2,250,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender. The $1,000,000 convertible note as issued with a discount of $568,000 with the entire amount being the fair value of the embedded conversion option. At September 30, 2008, the $1,000,000 convertible debenture had balance of $507,000 net $493,000 of unamortized discount. The effective interest rate on the debenture is the same as the stated interest rate of 12% since there were not any additional fees paid to the lender.

Additionally, the Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

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

The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

The exercise prices of the warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all of substantially all of its assets, a reclassification of the Company's common stock, or any stock splits, combinations or dividends with respect to the Company's common stock.

In addition, the purchase agreement provides for the filing of a registration statement by the Company with the Securities and Exchange Commission registering the shares and the shares of common stock issuable upon exercise of the warrants. The Company is obligated to file the registration statement no later than December 15, 2007 and to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission no later than 90 days after filing. If the Company does not meet the aforementioned filing and effectiveness deadlines (together, a “Non-Registration Event ”), it shall pay to the investor an amount equal to 1% of the purchase price of the shares and the warrants, in cash or at the investor's election in shares of common stock, for each 30 days or part thereof for the first 60 days after the occurrence of a Non-Registration Event and 2% for each 30 days or part thereof thereafter; provided, however, that the aforementioned liquidated damages shall only accrue, if at all, for 12 months after the closing date. As of September 30, 2008, an aggregate of $173,000 in liquidated damages has accrued and been recorded as an expense.

December 2007 Agreement

On December 28, 2007, the Company entered into an Agreement with an accredited investor pursuant to which the Company will, within 90 days from the date the Collateral (as defined below) is deposited into the account of a Lender (the “Closing Date”), issue to the investor seven-year warrants to purchase an aggregate of 1,280,000 shares of common stock as consideration for the investor agreeing to pledge an aggregate of $2,000,000 in free-trading shares of common stock of Fossil Incorporated (NASDAQ:FOSL) or such other shares of free-trading common stock having a value of $2,000,000 in the aggregate beneficially owned by the investor as may be agreed upon between the parties (the “Collateral”). The Collateral is to be pledged on the Company’s behalf in favor of First Community Bank (f/k/a First Bank of Canyon Creek), or such other lending or financing institution as may be agreed upon between the parties (a “Lender”), as Collateral for a loan to be obtained by us from a Lender in an amount up to $2,000,000 with a term of January 16, 2009 (the “Term”), which will be further guaranteed personally and through the pledge of common stock beneficially owned by Michael Shores, the Company’s Chief Executive Officer, in an amount equal to the initial amount pledged by the investor at a per share price equal to $0.50. The warrants are exercisable into shares of the Company’s common stock at a price equal to $0.40 per share.

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

The Company reassessed the classification of all contracts at September 30, 2008 and determined that the provisions in Purchase Agreement consummated with YA Global on May 29, 2008 (as discussed in more detail below) that required the Company to issue Debentures and Warrants and to amend outstanding warrants and notes issued to YA Global affected the accounting for all outstanding warrants. Specifically, all warrants issued to YA Global now have adjustment provisions that could affect the exercise price and the number of warrant shares issuable. Therefore, since the Company has warrants that do not have limits on the net shares that potentially would have to be delivered in a net share settlement, the company is precluded from concluding that it has sufficient shares authorized and unissued to net-settle any of its outstanding warrants and must fair value all warrants as a liability. Accordingly, under the provisions of ETIF 00-19 these warrants were designated as a liability to be carried at fair value on the company’s balance sheet.

May 2008 Securities Purchase Agreement

On May 29, 2008,  we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”) providing for the sale by us to YA Global of our 12% secured convertible debentures in the aggregate principal amount of $5,750,000 (the “Debentures”), of which a $3,000,000 Debenture was issued on May 29, 2008 (the “First Closing”), a $1,500,000 Debenture was issued August 14, 2008 (the “Second Closing”), and a $1,250,000 Debenture (the “Third Closing”) is scheduled to be issued on November 15, 2008. On October 15, 2008,  we and YA Global entered into Amendment No. 1 (the “Amendment”) to the Purchase Agreement pursuant to which the date on which the third closing of the private placement is scheduled to occur was revised from October 15, 2008 to November 15, 2008.

In addition, the Purchase Agreement provides for the issuance by us to YA Global of five-year warrants (the “Warrants”) to purchase an aggregate of 17,000,000 shares of common stock, of which a warrant to purchase 8,870,000 shares of common stock was issued on the First Closing, a warrant to purchase 4,430,000 shares of common stock was issued on the Second Closing, and a warrant to purchase 3,700,000 shares of common stock is scheduled to be issued on the Third Closing, each exercisable into common stock a price equal to $0.20 per share, subject to adjustment as set forth in the Warrants (the “Exercise Price”).

The Debentures mature on the third anniversary of the date of issuance (the “Maturity Date”) and bear interest at a rate equal to 12% per annum. In addition, the Debentures are convertible at any time into shares of common stock at a conversion price per share equal to $0.20, subject to adjustment as set forth in the Debentures (the “Conversion Price”). Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the Debentures in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the Conversion Price, or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. Moreover, we have the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 20% redemption premium provided that no event of default has occurred or is continuing. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

This $3,000,000 convertible note was discounted by $3,000,000 since the total discount fees including the embedded conversion option and warrants totaled $4,449,000. The difference of $1,449,000 was recorded as a “change in the fair value of derivative financial instrument” and recognized as an expense during the current reporting period. The discount included $660,000 in fees paid to the lender and $10,000 in legal fees. Additionally, the note was further discounted by $2,002,000 upon bifurcation and recording at fair value the embedded conversion option, and by $1,777,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At September 30, 2008, the convertible debenture had balance of $333,000 net $2,667,000 of unamortized discount. The effective interest rate on the debenture is 19.4% compared to the stated interest of 12% which takes into account the debt discount and issue costs related to the debenture. Our obligations under the Purchase Agreement and the Debentures are secured by all of our intellectual property and assets.

Under the Purchase Agreement, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to the Company, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before November 15, 2008, then the Third Closing will not occur and YA Global will have the right to require us to sell the business or the assets of our iPhotonics business unit before January 31, 2009. We shall apply at least 80% of the proceeds of any such sale directly from the sale towards the redemption of the Debentures.

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

This $1,500,000 convertible note was discounted by $1,500,000 since the total discount fees including the embedded conversion option and warrants totaled $1,765,000. The difference of $265,000 was recorded as a “change in the fair value of derivative financial instrument” and recognized as an expense during the current reporting period. The discount included $16,000 in fees paid to the lender. Additionally, the note was further discounted by $963,000 upon bifurcation and recording at fair value the embedded conversion option, and by $786,000 representing the fair value of the warrants issued in conjunction with the note. The discount is being amortized over the life of the notes of three years. At September 30, 2008, the convertible debenture had balance of $65,000 net $1,435,000 of unamortized discount. The effective interest rate on the debenture is 12.4% compared to the stated interest of 12% which takes into account the debt discount and issue costs related to the debenture

May 2008 Amendments with YA Global

On May 29, 2008 we amended our outstanding warrants and notes issued to YA Global pursuant to the Company’s June 2006 and March 2007 private placements. The June 2006 and March 2007 warrants to purchase an aggregate of 3,700,000 and 3,850,000 shares of common stock, respectively, were amended to reduce the exercise prices to $0.20 per share. The March 2007 notes in the aggregate principal amount of $4,000,000 were amended to reduce the conversion prices to $0.20 per share. Also, the interest rates were increased to 12% per annum and mandatory redemption payments by us in the amount of $100,000 per month, consisting of accrued and unpaid interest and principal, will commence on October 31, 2008. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

Letter of Intent and Memorandum of Understanding with CIG

On June 29, 2008, we entered into a non-binding letter of intent with Cambridge Industries Group (“CIG”) which set forth preliminary terms for a proposed merger of the two companies (the “Proposed Merger”). On August 18, 2008, the parties entered into a non-binding memorandum of understanding for the Proposed Merger. The Proposed Merger is expected to close before year-end. However, there can be no assurance that satisfactory due diligence will be completed, that a definitive merger agreement will be entered into, that all closing conditions will be satisfied, or that the Proposed Merger will be consummated.

Factoring and Security Agreement

On August 13, 2008,  the Company entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Landry Marks Partners, L.P. (“Landry”) pursuant to which Landry shall have to option to purchase certain account receivables (the “Purchased Accounts”) from the Company, from time to time on a revolving basis, up to a maximum amount of $1,500,000 at any one time (the “Purchase Price”), of which, in the initial purchase(s) from Landry (i) $500,000 was used by the Company to repay, in full, that certain revolving line of credit with First Community Bank (f/k/a First Bank of Canyon Creek); and (ii) $750,000 will be used by the Company to redeem certain outstanding convertible notes previously issued to YA Global Investments, L.P. (“YA Global”). The Company granted a first priority security interest to Landry in all of the Purchased Accounts, future acquired accounts, and all other rights of payment owed to the Company, which became effective when the revolving line of credit with First Community Bank (f/k/a First Bank of Canyon Creek) was repaid.

However, subsequent to September 30, 2008, the Company revised the second clause of the agreement to defer a portion of the amount due to YA Global (See Note 18 – SUBSEQUENT EVENTS).

Under the Factoring Agreement, Landry may require us to repurchase, within 5 business days after written demand from Landry, or charge the Reserve Account (as defined below) (i) any Purchased Account the payment of which has been disputed by an account debtor obligated thereon; (ii) any Purchased Account owing from an account debtor which in Landry’s reasonable judgment has become insolvent; (iii) all Purchased Accounts upon the occurrence of an event of default under the Factoring Agreement; and (iv) any Purchased Account which remains unpaid beyond 60 days from the date the Purchased Account was purchased by Landry or 90 days from the invoice date of such Purchased Account, whichever is earlier.

We are required to maintain a reserve account (the “Reserve Account”) with Landry representing an unpaid portion of the Purchase Price in an amount equal to 15% multiplied by the unpaid balance of the Purchased Accounts (the “Required Reserve Amount”). We are required to pay to Landry, on demand, any amount by which the Reserve Account is less than the Required Reserve Amount. Landry may charge the Reserve Account with any obligation owed by us to Landry under the Factoring Agreement. In addition, so long as no event of default of our company has occurred and is continuing, we may request that Landry pay to us any amount by which the Reserve Account exceeds the Required Reserve Amount; provided that, we shall be entitled to make such demand not more than twice in any one calendar month.

The Purchase Price for each Purchased Account shall be discounted by 2% of the face amount due on a Purchased Account at the time of purchase. A discount in the amount of 1% of the face amount of any Purchased Account shall be paid by us to Landry on all Purchased Accounts not closed within 45 days after the purchase, and every 15 days thereafter, which amount may also be charged against the Reserve Account until such Purchased Account has closed. In addition, an amount equal to 15% of the amount of any payment on a Purchased Account which has been received by us and not delivered to Landry on the second business day following receipt by us, shall be paid by us or charged against the Reserve Account immediately upon accrual. Moreover, 15% of the face amount of any Purchased Account in which an invoice that is sent by us to Landry fails to contain a notice of assignment to Landry shall be paid by us to Landry or charged against the Reserve Account immediately upon accrual.

On August 13, 2008, we entered into an Intercreditor and Subordination Agreement with Landry and YA Global pursuant to which YA Global’s first priority security interests in all of our assets granted under the March 2007 and May 2008 Security Agreements will be subordinated to Landry’s first priority security interest granted under the Factoring Agreement with respect to all of the Purchased Accounts, future acquired accounts, and all other rights of payment owed to us. In addition, YA Global shall have the right to purchase from Landry all of Landry’s debt owed by us to Landry under the Factoring Agreement for cash equal to the outstanding principal amount of such debt plus accrued and unpaid interest.

August 2008 Letter Agreement with Yorkville and YA Global

On August 20, 2008,  we entered into a letter agreement (the “Agreement”) with Yorkville Advisors, LLC, on its behalf and as Investment Manager to YA Global Investments, L.P. (collectively, “Yorkville”), pursuant to which we agreed to redeem, without a redemption premium, all outstanding convertible notes and convertible debentures issued by us to Yorkville, and any other term loans which have been issued by Yorkville to us (collectively, the “Debt”) in an amount equal to the outstanding principal amount of the Debt plus accrued and unpaid interest as follows: (i) we shall pay to Yorkville $7,500,000 (the “Partial Redemption”) upon the consummation of a financing (the “Financing”) by us for up to $15,000,000 in gross proceeds to be completed within 100 days from the date of the Agreement; and (ii) the remaining principal amount and accrued interest shall be exchanged for a non-convertible 2-year promissory note paying interest at 10% per annum, which shall be subordinate to any account receivables, account payables and inventory financings which we may in the future consummate. In addition, Yorkville agreed to relinquish all warrant issuance rights tied to the redemption of any Debt instruments.

Under the Agreement, Yorkville will retain its existing 9,616,681 shares of our common stock (the “Existing Shares”); provided that, effective upon receipt of the Partial Redemption from us, Yorkville agreed to limit its sales of the Existing Shares on a daily basis to no more than that number of shares equal to the trailing 60-day average daily volume of our common stock. Notwithstanding the foregoing, Yorkville may sell portions of the Existing Shares in block trades of 500,000 shares or larger.

In addition, upon receipt of the Partial Redemption from us, Yorkville will relinquish 10,850,000 of its 20,850,000 warrants to purchase shares of our common stock at an exercise price equal to $0.20 per share, which shall be cancelled by us upon their return. We will adjust the exercise prices of the remaining 10,000,000 warrants to the lower of (i) $0.10, or (ii) the same price as the lowest conversion price, conversion ratio, or exercise price of the securities issued by us in the Financing. Yorkville will permanently waive all remaining anti-dilution provisions on the remaining 10,000,000 warrants; provided that, it shall be entitled to anti-dilution and reset provisions consistent with those contained in the securities issued in the Financing.

Moreover, Yorkville will relinquish all of its rights of first refusal on future financing transactions of our company previously granted to Yorkville pursuant to all prior financing agreements entered into with us; provided that, Yorkville will retain a right of participation proportionate with its equity position in our company on future financing transactions but will waive such right in connection with the Financing. Yorkville will also relinquish all of its registration rights and rights to liquidated damages previously granted to Yorkville pursuant to all prior financing agreements entered into with us.

In connection with that certain 5-year option to purchase an aggregate of 35,000,000 shares of our common stock beneficially owned by Michael Shores (the “Option”) which was granted by Mr. Shores to Yorkville on May 29, 2008, Yorkville agrees that, provided no event of default has occurred under the financing arrangements entered into between Yorkville and us, Yorkville will refrain from exercising any shares underlying the Option for a period of 100 days from the date of the Agreement (the “Expiration Date”). So long as we completes the Financing on or before the Expiration Date and pay the Partial Redemption, Yorkville shall return the Option to Mr. Shores, which Option will be cancelled, and simultaneously we shall issue to Yorkville 11,000,000 restricted shares of common stock.

The consummation of all of the transactions contemplated by the Agreement are subject to the consummation of the Financing by us. There can be no assurance that the Financing or the transactions contemplated by the Agreement will be completed.

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

Additionally, until the March 2007 and May 2008 YA Global secured convertible notes are fully repaid or fully converted, we are required to obtain YA Global's consent prior to selling or issuing (i) any common stock or preferred stock without consideration or for a consideration per share less than its lowest bid price determined immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than such common stock's fair market value determined immediately prior to its issuance, each of which will restrict our ability to obtain future financing.

Our consolidated financial statements as of September 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in Form 10KSB/A filed on April 16, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company urgently needs to raise additional financing to fund its operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will urgently need to raise additional funds by late November, 2008. To obtain funds to continue our operations, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit.

Because it is unclear whether we will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern beyond November of 2008. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days after September 16, 2008 which was the date of the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended September 30, 2008 and 2007, we generated revenues of $2,677,000 and $2,665,000, respectively. For the nine months ended September 30, 2008 and 2007, we generated revenues of $8,485,000 and $8,145,000, respectively. Our accumulated deficit was $21,171,000 at September 30, 2008 and $8,341,000 at September 30, 2007. For the year ended December 31, 2007 and 2006, we generated revenues of $10,986,000 and $8,228,000, respectively. Our accumulated deficit was $14,117,000 at December 31, 2007 and $5,190,000 at December 31, 2006. While we are building our sales and operating infrastructure, future losses are likely to occur, as we are dependent on spending money in excess of funds received from sales to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted which may cause us to cease operations altogether.

The Company urgently needs to raise additional financing to fund its operations. The cash required to operate the iPhotonics business unit, which was formed in the fourth quarter of 2006, is significant. The formation of the iPhotonics business unit resulted in TXP adding 35 full-time employees and amending its lease in November of 2006 to expand the operating facility by 16,000 square feet. In April of 2008 we reduced headcount and made other changes to our iPhotonics business unit to reduce costs. Going forward, incremental personnel cost and lease payments are expected to average approximately $200,000 and $8,000, respectively, per month. Other research and development and operational costs are expected to average just under $120,000 per month for the next twelve months. Revenues to date related to the iPhotonics' business unit have been insignificant relative to the related expenditures which, coupled with lower than expected revenues from our other operating units, continues to place significant strain on our cash and liquidity position.

To continue to operate under our current business model of which our iPhotonics business unit is integral and material, we will urgently need to raise additional funds by late November 2008. To obtain funds to continue our operations, we may utilize any of several potential options, including the issuance of debt or equity securities, the exercise of warrants issued to investors in conjunction with previous private offerings, and other arrangements with strategic partners. No assurance can be given that we will be able to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan including selling the iPhotonics business unit assets or shutting down its operations, or cease our operations altogether, depending on the extent of available financing. Our ability to continue as a going concern depends upon our ability to raise substantial funds for use in our operating plan and activities especially related to our iPhotonics business unit.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of September 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm issued a report that was included in our annual report on Form 10KSB/A for the year ended December 31, 2007 that was filed on April 16, 2008 and October 14, 2008 which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependant upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five customers, which may vary from year to year and quarter to quarter, represented 61% of our net sales in fiscal 2007. Tellabs Inc. and AMX Corporation accounted for 29%, and 13%, respectively, of net sales in 2007, while no other customer accounted for more than 10% of net sales for 2007. During the nine months ending September 30, 2008, TXP had sales to five customers which amounted to 63% of net sales. Tellabs Inc., Avanex Corporation, and AMX Corporation accounted for 22%, 13% and 12% respectively of net sales through the third quarter 2008 while no other customer accounted for more than 10% of net sales for 2008. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales and cause our operating results to suffer.

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

Six companies represented approximately 70% of our net trade accounts receivable at September 30, 2008, with individual percentages for those companies ranging from 18% to 7%. Our original equipment manufacturer customers direct their sales to a relatively limited number of electronics manufacturing services providers. Our management expects to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

In addition, under our May 2008 securities purchase Agreement with YA Global, we must (i) enter into a contract (or series of contracts) for the development and sale of optical network terminals on terms that are satisfactory to YA Global in total value of contracts, counterparty, and gross product margins to us, and (ii) complete an equity raise resulting in proceeds to us of at least $5,000,000 (collectively, the “Milestones”). If we fail to achieve at least one of the Milestones on or before November 15, 2008, YA Global will have the right to require us to sell the business or the assets of our iPhotonics business unit before January 31, 2009.

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

As of September 30, 2008, we had 116,966,428 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into on March 30, 2007, September 6, 2007, December 13, 2007, December 31, 2007 and May 29, 2008, we also had outstanding secured convertible notes and accrued interest that may be converted into approximately 47,500,000 shares of common stock at current market prices. In addition, we had outstanding warrants to purchase 31,777,500 shares of common stock.

The shares underlying the convertible note and warrants have not been registered but we may register a portion of such shares under a Form S-1 in 2008 or 2009. Upon effectiveness of the registration statement, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. Even if such shares are not included in a registration statement, these holders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144. The sale of these shares may adversely affect the market price of our common stock. Any substantial sale of our common stock pursuant to a registration statement or pursuant to Rule 144, may have a material adverse effect on the market price of the common stock.

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

Our March and December 2007 convertible notes mature three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning on April 1, 2008, we began to make monthly interest payments and beginning in month eighteen (September 30, 2008) we are required to make principal payments in the amount of $100,000. The principal and interest payments may be deferred but only at the option of YA Global. The May 2008 convertible notes mature three years from the date of issuance, unless sooner converted into shares of our common stock. Beginning on October 31, 2008 and each monthly anniversary thereafter until paid in full, we will be required to redeem the outstanding principal amount of the convertible notes in installments equal to $167,777 per month, in cash or in common stock (the “Redemption Shares”) at our option and if certain additional conditions are met, at a per share price equal to the lesser of (i) the conversion price of the convertible notes ($0.20), or (ii) a 25% discount to the lowest daily volume weighted average price for the common stock for the 20 trading days prior to the redemption payment date; provided that, the Redemption Share component of each redemption payment will be limited to 15% of the dollar value of the common stock traded over the previous 30 trading days. On November 13, 2008, the Company entered into a Deferral Agreement with YA Global deferring the mandatory redemption payments which were scheduled to be made on October 31, 2008 and November 30, 2008 to December 15, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.*

In connection with that certain 5-year option to purchase an aggregate of 35,000,000 shares of our common stock beneficially owned by Michael Shores (the “Option”) which was granted by Mr. Shores to Yorkville on May 29, 2008, Yorkville agrees that, provided no event of default has occurred under the financing arrangements entered into between Yorkville and us, Yorkville will refrain from exercising any shares underlying the Option for a period of 100 days from the date of the Agreement (the “Expiration Date”). So long as we completes the financing on or before the Expiration Date and pay the Partial Redemption, Yorkville shall return the Option to Mr. Shores, which Option will be cancelled, and simultaneously we shall issue to Yorkville 11,000,000 restricted shares of common stock.

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

We did not file the registration statement by December 15, 2007 and are currently in default of this obligation. As of September 30, 2008, an aggregate of $173,000 liquidated damages has been accrued and been recorded as an expense. As of November 14, 2008, an aggregate of $203,000 in liquidated damages has been accrued.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In accordance with the Factoring Agreement described in NOTE 3 - LIQUIDITY AND GOING CONCERN, on October 8, 2008 the Company paid YA Global $200,000 to be applied in reduction of the Company’s indebtedness and other obligations to YA Global. On October 22, 2008, the Factoring Agreement was modified to a have Landry Marks distribute directly to the Company any advances actually made by Landry Marks pursuant to the Factoring Agreement until the Company has received $1,000,000 or YA Global notifies Landry Marks that an event of default has occurred as defined in the Intercreditor Agreement. In connection with this amendment to the Factoring Agreement, TXP and YA Global agreed that YA Global is under no obligation to purchase the $1,250,000 convertible debentures that was to be purchased at the third closing as defined in the Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. dated May 29, 2008. (See NOTE 12 - CONVERTIBLE DEBENTURES, WARRANTS, AND SECURITIES).

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2008.

TXP CORPORATION

/s/ Michael C. Shores
Michael C. Shores
Chief Executive Officer (Principal Executive Officer)

/s/ R. Christopher Ryan
R. Christopher Ryan
Chief Financial Officer (Principal Accounting and Financial Officer)